Form 10KSB
period 2001-12-31
HIKO BELL MINING & OIL CO
filed 2002-07-22
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-4686

                         HIKO BELL MINING & OIL COMPANY
                 (Name of small business issuer in its charter)

          Utah                                                87-0267432
(state of incorporation)                              (IRS Employer I.D. Number)

            Zion's First National Bank Building, Suite 21, Box 1845
                                Vernal, UT 84078
                    (Address of principal executive offices)

                    Issuer's telephone number: 435-789-3233

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
                                (Title of class)

                         Over-the Counter (Pink Sheets)
                  (Name of each exchange on which registered)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $726,452.

ITEM  1:  BUSINESS
------------------

A.  General  Description  of  Business

Hiko Bell Mining & Oil Company ("registrant") is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80 acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Registrant's current portfolio is more fully described in "ITEM 3" hereafter.

Registrant's source of the properties is state lease, federal oil and gas leases and fee (patented) lands, principally in the Rocky Mountain area.

Initial development of an oil and gas or mining prospect originates within the geologic department. The feasibility of acquiring such lands is checked in state land offices, county court houses, with the Bureau of Land Management and other governmental agencies. Management then works up the economic viability of the project with an Authority for Expenditure (AFE). If the economics are favorable and the acreage is available, a review is made of the costs of acquisition, of geologic and geophysical work, the cost of the drilling or exploration work, the cost of completion of "putting into production" and the current and future market conditions. If all of these varied factors are favorable, the plan is then approached from the standpoint of funding the project.

All of the above operations are conducted by registrant and require various degrees of skill, knowledge and experience, combined with a high degree of group effort and motivation.

B.  Competition

Registrant operates in a highly competitive industry where success is dependent upon the ability to generate excellent projects which are financially within the limits and range of registrant, to move quickly and decisively and to obtain the required financing and follow the project through from beginning to end. Management is fortunate in having a highly motivated staff with more than 75 years of combined industry experience.

C.  Patents  and  Trademarks

Although registrant has no material patents or trademarks or concessions, it does have all of the required business licenses, bonds and permits necessary to carry out its various functions.

D.  Environmental  Regulations

In the course of the development of oil, gas or mining projects, the registrant works closely with all of the appropriate governmental agencies which have jurisdiction on lands where development is to occur. All guidelines are laid down by these agencies and are adhered to in the regular course of business.

E.  Financial Information About Foreign and Domestic Operations and Export Sales

All Sales are domestic and are located within the western United States. For financial information regarding this geographic area see ITEM 2 (B) of this report.

F.  Number  of  Employees

The number of full time employees of registrant averaged three (3) during this reporting period.

G.  Business  Done  and  Intended  to  be  Done  by  Registrant

Registrant is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrants mining projects have been developed on company owned property. Oil and gas exploration in the United States, onshore, has been at a low ebb during the past four years, due in part to the drastic decrease in oil and gas prices. This has now turned around, with oil recently maintaining a price of around $28.50 per barrel from a low of $15.40 several years ago. The price paid per thousand cubic feet of natural gas has risen to $3.50 per MCF in the Uintah Basin. This price increase will enable registrant to rework its Dirty Devil 22-27 well and get it back into production, increasing cash flow. The Company is working on an Agreement to sell part of its working interest in the Dirty Devil 22-27 for funding sufficient to pay all of its share of the cost of re-completing the well and the additional four (4) wells that can be drilled on the lease.

Further exploration work will be done on the Company's placer gold claims, now that the price of gold has risen to over $300 per ounce.

In 2001 Hiko Bell and officers of the Company are working on plans to increase revenue so that within the next short period it will be eligible to assume a position on the National Association of Securities Dealers list and become a "Listed" stock.

ITEM  2:  PROPERTIES
--------------------

A.  Mining  Properties

UTAH: Box Elder County. Registrant owns 80 acres of patented land located in the Grouse Creek Mountains of Northwestern Utah in Box Elder County. This property was the reason for the founding of Strategic Minerals, Inc., the original name of the Company prior to the time when the name was changed to Hiko Bell Mining & Oil Company. The Company was founded in 1942. The property contains potential for the mining of the metal tungsten in the form of Scheelite, calcium tungstate. The property was mined during the period of

1942-1945 to provide this strategic metal to the steel industry for the hardening of steel for armor plating and the war effort during World War II. When the price of tungsten fell after the end of the war, the mining for this metal practically ceased in the United States. As of this date management has not conducted any investigation as tot he economic value or merits for additional mining on this property. It is also unclear as to what the remaining ore reserves may be. This problem should be resolved in 2002.

A county road that is fairly well maintained crosses this property in an east-west direction. The scenery of the area is magnificent. The lands are high in the mountains with broad, north-south trending valleys on the east and on the west side of the range.

The claims have hood accessibility. In addition to the county road, Utah State Highway 30 lies a few miles to the south, extending from the Nevada-Utah State line on the west to Park Valley on the east, with easy access to U.S. Highway 80 which is a north-south main highway that ties Salt Lake City, Ogden and the main cities of Idaho. To the west State Highway 80 leads to Las Vegas, Nevada.

UTAH: Uintah County. Registrant owns 10 placer mining claims located along the Green River in northeastern Utah, 8 miles northeast of the town of Jensen. The claims are accessible year round by a gravel road that is maintained by Uintah County. The gold content of the gravels range from .05 to .08 ounce per ton. The gravels on the property have been calculated to contain 2.5 million ounces of gold in the 20 million cubic yards of material. The ore also contains an estimated 25 million ounces of silver. Engineering data indicates that the average value of the ore, screened to a minus " is $121.46 per ton, using the price of gold at $380 per ounce. The cost of mining, concentrating and refining, using that parameter, is estimated to be $32.25/ton. This would give the operation a net profit of $89.21/ton, before taxes. Based on a 1500 ton per day operation, utilizing 300 working days per year, annual pre-tax revenue should be around $40,000,000. Estimated plant and equipment costs are $8,360,000.

Detailed technical studies and environmental plans will have to be conducted and submitted to the Bureau of Land Management, the state of Utah Geological Survey and other appropriate governmental agencies for approval, before mining operations can be undertaken. The time frame for this work is estimated to be one year and to cost about $100,000 including federal and state environmental bonding.

B.  Oil  &  Gas  Properties

UTAH: Uintah County. Registrant owns the Dirty Devil 22-27 gas well located in northeastern Uintah County in Section 27 of Township 9 South - Range 24 East, Fifty (50) miles southeast of Vernal. Natural gas reserves, based on 160 acre well spacing, is 2.8 billion cubic feet per location. Hiko Bell has a 95 percent working interest in the well. The in-place reserves are normally calculated at one-fourth of the on going natural gas price at the wellhead. The present net worth of those proven, recoverable gas reserves under the well, with a price of $2.50 per thousand cubic feet (MCF) is calculated to be approximately $500,000. The revenue from this sale will make it possible to rework the well and place it back into production. Questar Gas Company will purchase the gas which will be transported by Questar Pipeline Company.

UTAH: Uintah County. Registrant has a three (3) percent working interest in 6,118.93 acres in the Eight Mile Flat oil field located in Township 9 South - Range 18 East. One well has been drilled on this block to date. Inland Production Company and Petroglyph Operating Company are producing oil from the lower Green River formation using a secondary recovery technique of water flooding in the adjoining township to the west. This area is one of the "hottest" plays in the Rocky Mountains. The action should spread over into the area where the registrant's interest lies. Recoverable oil is about 100,000 barrels/well primary and 200,000 barrels with secondary recovery.

UTAH: Uintah and Duchesne Counties. Registrant has overriding royalties in four (4) producing oil wells located in the Bluebell-Altamont oil field. Two wells are owned by Pennzoil and one well is operated by Coastal Oil & Gas Company. The fourth well is operated by Marales Resources, Inc., of Midland, Texas.

ITEM  3:  LEGAL  PROCEDURES
---------------------------

None.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------

None.

ITEM  5:  MARKET  FOR  REGISTRANT'S  COMMON  STOCK  &  RELATED  SECURITY HOLDERS
--------------------------------------------------------------------------------

                                              QUARTERS
YEAR                   FIRST           SECOND          THIRD          FOURTH
1998  High              .01             .01             .01            .01
1998  Low               .005            .005            .005           .005

1999  High              .01             .01             .01            .01
1999  Low               .005            .005            .005           .005

2000  High              .01             .01             .01            .01
2000  Low               .005          .  005            .005           .005

2001  High              .01             .01             .01            .01
2001  Low               .005            .005            .005           .005

ITEM  6:  SELECTED  FINANCIAL  DATA  FOR  THE  YEAR  ENDING  DECEMBER  31
-------------------------------------------------------------------------

                  2001        2000      1999      1998        1997       1996

Operating
Revenue           22,757      9,170     7,530     24,091     19,277      8,408

Net  Income
(Loss)            (5,268)   (15,705)    3,725      3,397      1,017    (28,395)

Earnings
(loss)/sh        (.00023)   (.00015)    .0001       .001      (.005)    (.0001)

Total  Assets   $726,452    740,657   722,810    735,238    728,799    733,742


ITEM  7:  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  STATEMENT  OF  OPERATIONS
------------------------------------------------------------------------------

No significant changes in the accounting procedures of the Company have been made during the past year in registrant's methods of operations. Registrant's principal source of income was the Company's Dirty Devil 22-27 gas well. Hiko Bell has established an Authority for Expenditure for repairing the well at a cost of approximately $100,000. This would include the bonding requirements with the State of Utah and Bureau of Land Management and also the cost of a dehydrator unit and a metering station that would connect with Questar's main natural gas transmission pipeline. Management estimates the net revenue from gas sales to be about $20,000 per month after completion of the reworking. Recoverable natural gas under this well has been calculated at 2.8 billion cubic feet, based on 160 acre well spacing. On 80 acre spacing there are four (4) additional wells which can be drilled on registrant's 40 acre lease. Registrant has a 95 percent working interest in the well and the lease. Net revenue interest is 76 percent.

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
--------------------------------------------------------

     Consolidated  Balance  Sheet  for  the  year  ended
          December  31,  2001  and  2000  (unaudited)                          7
     Statement  of  Operation  and  Retained  Earnings
          for  the  year  ended  December  31,
          2001  and  2000  (unaudited)                                         9
     Notes  to  Financial  Statements  (unaudited)                            10

                         HIKO BELL MINING & OIL COMPANY
                           Consolidated Balance Sheet
                                    Unaudited

For  the  year  ended  December  31:                        2001         2000

Current  Assets
     Cash                                                      226           83
     Current  Receivables  Less
       Allowance  for  Bad  Debt                             6,803       22,527
     Investments                                                 0       60,218
     Other  Assets                                          42,054       42,054
     Royalties                                              62,408          814

     TOTAL                                                $111,491     $126,696

Properties,  Building  &  Equipment

     Assigned  Non-producing  Leases                         8,526        8,526
     Assigned  Producing  Leases                            21,875       21,875
     Producing  Gas  &  Oil  Properties                    398,114      398,114
     Non-producing  Gas  &  Oil  Leases                     49,162       49,162
     Working  Interest                                      60,568       60,568
     Mining  Property                                       76,716       76,716

          TOTAL                                           $614,961     $614,961

TOTAL  ASSETS                                             $726,452     $741,657

                         HIKO BELL MINING & OIL COMPANY
                     Consolidated Balance Sheet (continued)
                                    Unaudited

For  the  year  ended  December  31:                       2001         2000
Current  Liabilities
     Accounts  Payable                                      31,828       50,451
     Property  &  Other  Taxes                               3,000        3,000
     Royalty  Payments                                      15,877       15,877
     Notes  Payable                                         72,400       60,710
     Related  Parties                                          190          190

          TOTAL                                           $123,295     $130,218



Stockholders  Equity

     Common  Stock,  25,000,000
     Authorized  $.01  par  value
     2000:  22,222,229                                     222,229      222,229
     2001:  22,222,229
     Capital  paid  in  excess  of  par  value           3,170,415    3,165,829

                                                         3,392,644    3,288,058

     Retained  Earning  (deficit)                      $(2,789,487) $(2,776,619)
                                                           603,157      611,439

     Total  Stockholders  Equity                          $726,452     $741,657

                         HIKO BELL MINING & OIL COMPANY
                  Statement of Operation and Retained Earnings


For  the  year  ended  December  31:                       2001         2000
INCOME
     Consulting  Income                                     22,866        7,675
     Production  Income                                        891          592
     Receivables  from  officers                                 0          903

          TOTAL                                        $    22,757  $     9,170

EXPENSES

     Operating  Costs                                       26,934       15,705
     Depreciation  &  Depletion                                  0            0
     Interest                                                1,091            0

          TOTAL                                        $    28,025       15,705



Income  (loss)  Before  Taxes                               (5,268)      (6,535)
Net  Income  (loss)                                         (5,268)      (6,535)
Retained  Earnings  (deficit)                          $(2,781,987) $(2,776,719)

Income  (loss)  per  share                                (0.00023)    (0.00015)

                         HIKO BELL MINING & OIL COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE  1:

"Standardized Measures of Discounted Future Net Cash Flow Relating to Proved, Recoverable Oil and Gas Reserves"'. See Item 2, Oil and Gas Properties for details.

Natural  Gas                      MMCF  Gross             Hiko  Bell  Share

Dirty  Devil  22-27               2.7  BCFG               .73303  (1.98  BCFG)

ITEM  9:  DISAGREEMENT  OF  ACCOUNTING  AND  FINANCIAL  DISCLOSURES
-------------------------------------------------------------------

None.

ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS
----------------------------------------------

A  and  B.
Name  and  Address          Title                Office  Term
Craig  Caldwell             President            Until next stockholders meeting
1273  South  1500  East     Director             President  since  1964
Vernal,  UT  84078          Age:   80

James  C.  Caldwell         Vice  President      Until next stockholders meeting
1835  North  1500  East     Director             Vice  President  since 1988
Vernal,  UT  84078          Age:  39

Robert  E.  Covington       Secretary/Treasurer  Until next stockholders meeting
45  North  200  West        Director             Secretary/Treasurer  since 1964
Vernal,  UT  84078          Age:  81

None of the above was selected pursuant to any arrangements or understanding between him and any other person.

C.  Identification  of  Certain  Significant  Employees

None.

D.  Resume  of  Experience

The professional work experience of the three officers of registrant have a combined total, in the oil, gas and mining business of more than 70 years.

Craig Caldwell, President, has been in the oil and gas business since 1952. He started in leasing and trading minerals and leases, then in the actual business of drilling, completing and producing gas and oil wells. Craig is highly experienced in making deals, in farmouts and in joint-venture wells and programs of lease and mineral acquisitions. His ability to engineer a project from its inception to completion is outstanding.

Robert E. "Bud" Covington is a graduate of the University of Colorado (Class of 1947) with a BA in geology. He did a year of postgraduate work at the Colorado School of Mines in 1948. Since that time he has worked for Phillips Petroleum, Carter Oil Company (Exxon) and many other independents both in the oil and gas business and the mining division.

James C. Caldwell is a graduate of Uintah High School. He has worked in the oil field as a heavy equipment operator, surveyor and more recently has been engaged in oil and gas lease work for registrant. Mr. Caldwell joined the staff of registrant effective October 1, 1988.

E.  Involvement  in  Certain  Legal  Proceedings.

None.

ITEM  11:  MANAGEMENT'S  REMUNERATION  AND  TRANSACTIONS
--------------------------------------------------------

No officer of the Company has received remuneration, salary, stock or other benefits during 2001, or during the last 15 years.

All officers and directors (no remuneration for directors) as a group received during this period the following remuneration's:

Number  of  persons  in  group:  Three.

Capacities  in which received, officers salaries, fees, commissions and bonuses:
None.

Securities  or  property,  insurance  or  reimbursement  of  expenses:  None.

Aggregate  of  contingent  form  of  remuneration:  None.

Registrant  has  no  retirement  plans  or  other  employee  benefit  plans.

There are not existing plans or arrangements regarding future remuneration payments to officers, directors or significant employees.

Other  compensation:  None.

Options,  warrants  or  rights:  None.

Termination  of  employment  and  change  of  control  arrangements:  None.

ITEM  12:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
---------------------------------------------------------------

A. The following information is set forth with respect to any person or group who is known to registrant to be beneficial owner of more than five (5) percent of the registrant's voting stock:

Title or Class     Name  and  Address          Amount Owned          Percent
                                               Beneficial  Owner     of  Class
Common             J. William Powell, Jr.          2,908,900          13.09
                   166  Bay  Court
                   Cross  River,  NY  10518

Common             Craig  Caldwell                 1,769,265           7.84
                   1273 South 1500 East
                   Vernal,  UT  84078

Common             James  C.  Caldwell             1,339,536           6.02
                   1835  North  1500  East
                   Vernal,  UT  84078

Common             Robert  E.  Covington           1,057,500           4.76
                   1273  South  1500  East
                   Vernal,  UT  84078

B.     Security  Ownership  of  Management

Title or Class     Name  and  Address              Amount             Percent
                                                                      of Class
Common             Craig  Caldwell                 1,769,265          7.92
                   1273  South  1500  East
                   Vernal,  UT  84078

Common             James  C.  Caldwell             1,339,536          6.02
                   1835  North  1500  East
                   Vernal,  UT  84078

Common             Robert  E.  Covington           1,057,500          4.76
                   1273  South  1500  East
                   Vernal,  UT  84078

Changes  in  Control

There are no arrangements knows to registrant, including pledges by any person or securities, the operation of which may, at a subsequent date, result in a change of control of registrant.

ITEM  13:  TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS
------------------------------------------------------

None.

ITEM  14:  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS
---------------------------------------------------------

(a)     Exhibits:

             None.

(b)     Reports  on  Form  8-K:

             None.


Additional  Information

Registrant  transfers  its  own  stock.

Business  Address:  Zions  First  National  Bank  Building
                    Suite  21,  3  West  Main  Street
                    Vernal,  UT  84079

Mailing  Address:   P.O.  Box  1845
                    Vernal,  UT  84079
                    Phone:  (435)  789-3233
                    Fax:  (435)  789-4560

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HIKO  BELL  MINING  &  OIL  COMPANY


                                   By/s/  Craig  Caldwell
Date:  July  15,  2002               -------------------------------------------
                                     Craig  Caldwell,  President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/  Craig  Caldwell
Date:  July  15,  2002             ---------------------------------------------
                                   Craig  Caldwell,  President  and  Director


                                   /s/  James  C.  Caldwell
Date:  July  15,  2002             ---------------------------------------------
                                   James  C.  Caldwell,  Director


                                   /s/  Robert  E.  Covington
Date:  July  15,  2002             ---------------------------------------------
                                   Robert  E.  Covington,  Chief  Financial
                                   Officer  and  Director