Form 10KSB
period 2002-12-31
HIKO BELL MINING & OIL CO
filed 2003-07-18
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                              1635 East 1500 South
                                Vernal, UT 84078
                    (Address of principal executive offices)

                    Issuer's telephone number: 435-789-3233

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
                                (Title of class)

                         Over-the Counter (Pink Sheets)
                  (Name of each exchange on which registered)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $740,389.

ITEM  1:  BUSINESS
------------------

A.  General  Description  of  Business

Hiko Bell Mining & Oil Company ("registrant") is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80 acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Registrant's current portfolio is more fully described in "ITEM 3" hereafter.

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

In 2003, Hiko Bell and officers of the Company will be working on projects to increase revenue so that within the next short period, Hiko Bell will be eligible to assume a position on the National Association of Securities Dealers list and become "Listed" stock.

ITEM  2:  PROPERTIES
--------------------

A.  Mining  Properties

UTAH: Box Elder County. Registrant owns 80 acres of patented land located in the Grouse Creek Mountains of Northwestern Utah in Box Elder County. This property was the reason for the founding of Strategic Minerals, Inc., the original name of the Company prior to the time when the name was changed to Hiko Bell Mining & Oil Company. The Company was founded in 1942. The property contains potential for the mining of the metal tungsten in the form of Scheelite, calcium tungstate. The property was mined during the period of

1942-1945  to  provide  this  strategic  metal  to  the  steel  industry for the hardening of steel for armor plating and the war effort during World War II. When the price of tungsten fell after the end of the war, the mining for this metal practically ceased in the United States. As of this date management has not conducted any investigation as to the economic value or merits for additional mining on this property. It is also unclear as to what the remaining ore reserves may be. This problem should be resolved in 200
..

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

B.  Oil  &  Gas  Properties

UTAH: Uintah County. Registrant owns the Dirty Devil 22-27 gas well located in northeastern Uintah County in Section 27 of Township 9 South - Range 24 East, Fifty (50) miles southeast of Vernal. Natural gas reserves, based on 160 acre well spacing, is 2.8 billion cubic feet per location. Hiko Bell has a 95 percent working interest in the well. The in-place reserves are normally calculated at one-fourth of the on going natural gas price at the wellhead. The present net worth of those proven, recoverable gas reserves under the well, with a price of $3.50 per thousand cubic feet (MCF) is calculated to be approximately $2,100,000. Production revenue to Registrant's Working Interest from gas sales will add significantly to the Company's financial picture.

UTAH: Uintah County. Registrant has a three (3) percent working interest in 6,118.93 acres in the Eight Mile Flat oil field located in Township 9 South - Range 18 East. In this Township, Rocky Mountain Production Company has 14 oil wells that have been complete from the lower Green River formation, Inland Production Company also has 14 completed oil wells, and Dominion Exploration and Production Company has three oil wells and 2 Masaverde gas wells. None of the Registrant's acreage has been drilled as of 12-31-02, but based on geologic and engineering data, it is probable that in the near future, the leases on which Registrant has Working Interest, will be productive when drilled.

New drilling and completion methods in this area will make this area that, up to now, has been marginal, economically viable for oil production from the Green River formation. This is being demonstrated by Inland Production Company use of a secondary recovery technique of water flooding. Using this process, recoverable oil reserves have been increased from an average of 50,000 barrels per well to well over 120,000 barrels.

UTAH: Uintah and Duchesne Counties. Registrant has overriding royalties in four (4) producing oil wells located in the Bluebell-Altamont oil field. Two wells are owned by Pennzoil and one well is operated by Devon Energy Company. The fourth well is operated by Retamco Operating Company, Robert, Montana.

ITEM  3:  LEGAL  PROCEDURES
---------------------------

None.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------

None.

ITEM  5:  MARKET  FOR  REGISTRANT'S  COMMON  STOCK  &  RELATED  SECURITY HOLDERS
--------------------------------------------------------------------------------

                                              QUARTERS
YEAR                   FIRST           SECOND          THIRD          FOURTH
1999  High              .01             .01             .01            .01
1999  Low               .005            .005            .005           .005

2000  High              .01             .01             .01            .01
2000  Low               .005          .  005            .005           .005

2001  High              .01             .01             .01            .01
2001  Low               .005            .005            .005           .005

2002  High              .01             .01             .01            .01
2002  Low               .005            .005            .005           .005


ITEM  6:  SELECTED  FINANCIAL  DATA  FOR  THE  YEAR  ENDING  DECEMBER  31
-------------------------------------------------------------------------

                  2002        2001      2000      1999     1998      1997
Operating
Revenue            9,798     22,757     9,170    7,530    24,091    19,277

Net  Income
(Loss)             5,349    (5,268)  (15,705)   3,725     3,397     1,017

Earnings
(loss)/sh        (.00025)  (.00023)  (.00015)   .0001      .001     (.005)

Total  Assets   $740,389   726,452   740,657  722,810   735,238   728,799


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

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
--------------------------------------------------------

     Consolidated  Balance  Sheet  for  the  year  ended
          December  31,  2002  and  2001  (unaudited)                          7
     Statement  of  Operation  and  Retained  Earnings
          for  the  year  ended  December  31,
          2002  and  2001  (unaudited)                                         9
     Notes  to  Financial  Statements  (unaudited)                            10

                         HIKO BELL MINING & OIL COMPANY
                           Consolidated Balance Sheet
                                    Unaudited

For  the  year  ended  December  31:                        2002         2001
                                                          --------     --------
Current  Assets
     Cash                                                       91          226
     Current  Receivables  Less
       Allowance  for  Bad  Debt                            20,875        6,803
     Investments                                            62,408       62,408
     Other  Assets                                          42,054       42,054
                                                          --------     --------

     TOTAL                                                $125,428     $111,491
                                                          --------     --------

Properties,  Building  &  Equipment

     Assigned  Non-producing  Leases                         8,526        8,526
     Assigned  Producing  Leases                            21,875       21,875
     Producing  Gas  &  Oil  Properties                    398,114      398,114
     Non-producing  Gas  &  Oil  Leases                     49,162       49,162
     Working  Interest                                      60,568       60,568
     Mining  Property                                       76,716       76,716
                                                          --------     --------

          TOTAL                                           $614,961     $614,961
                                                          --------     --------

TOTAL  ASSETS                                             $740,389     $725,452
                                                          ========     ========

                         HIKO BELL MINING & OIL COMPANY
                     Consolidated Balance Sheet (continued)
                                    Unaudited

For  the  year  ended  December  31:                       2002         2001
                                                        ----------   ----------

Current  Liabilities
     Accounts  Payable                                      48,064       30,828
     Property  &  Other  Taxes                               1,280        3,000
     Royalty  Payments                                      15,877       15,877
     Notes  Payable                                         60,710       72,400
     Related  Parties                                          590          190
                                                        ----------   ----------

          TOTAL                                           $126,521      122,295
                                                        ----------   ----------



Stockholders  Equity

     Common  Stock,  25,000,000
     Authorized  $.01  par  value
       2001:  22,222,229                                   222,229      222,229
       2002:  22,222,229
     Capital  paid  in  excess  of  par  value           3,175,777    3,170,415
     Retained  Earning  (deficit)                       (2,784,138)  (2,789,487)
                                                        ----------   ----------

                                                           613,868      603,157
                                                        ----------   ----------

Total Stockholders Equity                              $   740,389  $   725,452
                                                       ===========  ===========

                         HIKO BELL MINING & OIL COMPANY
                  Statement of Operation and Retained Earnings


For  the  year  ended  December  31:                       2002         2001
                                                       ----------   -----------
INCOME
     Consulting  Income                                      9,018       21,866
     Production  Income                                        780          891
                                                       ----------   -----------

          Total Income                                 $     9,798  $    22,757
                                                       ----------   -----------

     Operating  Costs                                        4,449       26,934
     Depreciation  &  Depletion                                  0            0
     Interest                                                    0        1,091
                                                       ----------   -----------

          TOTAL                                        $     4,449  $    28,025
                                                       ===========  ===========


Income  (loss)  Before  Taxes                               (5,349)      (5,268)
Net  Income  (loss)                                         (5,349)      (5,268)
Retained  Earnings  (deficit)                          $(2,784,138) $(2,789,487)

Income  (loss)  per  share                                (0.00024)    (0.00015)

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

ITEM  9:  DISAGREEMENT  OF  ACCOUNTING  AND  FINANCIAL  DISCLOSURES
-------------------------------------------------------------------

None.

ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS
----------------------------------------------

A  and  B.
Name  and  Address          Title                          Office  Term
Craig  Caldwell             Chief Executive Officer        Until next stockholders meeting
1273  South  1500  East       & Vice President             Director  since  1964
Vernal,  UT  84078                                         Age 81

Harvey  S.  Bryant          President                      Until next stockholders meeting
416  West  15th St.,        Director                       Director since 2002
Bldg. 300                                                  Age:  39
Vernal,  UT  84078

Robert  E.  Covington       Secretary/Treasurer            Until next stockholders meeting
45  North  200  West        Director                       Director  since 1964
Vernal,  UT  84078                                         Age:  82

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

Harvey S. Bryant was elected to the Board of Directors in June, 2002. James Caldwell had accepted employment as a regional salesman for an oil field supply company. He tendered his resignation with regret, but he believed that his dcuties as an officer of Hiko Bell presented a possible conflict of interest with his new job.

Mr. Bryant brings to Hiko Bell financial expertise from his years of business experience that will prove to be a valuable asset to the Company. From 1977 through 1990, Mr. Bryant was a principal in the investment banking firm of Anderson, Bryant & Company. The firm was founded in 1963 and was a national investment banking organization based in Oklahoma City, specializing in Oil and Gas Companies. From 1990 - 2002, Mr. Bryant has been primarily involved in mergers and acquisitions.

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

E.  Involvement  in  Certain  Legal  Proceedings.

None.

ITEM  11:  MANAGEMENT'S  REMUNERATION  AND  TRANSACTIONS
--------------------------------------------------------

No officer of the Company has received remuneration, salary, stock or other benefits during 2002, or during the last 15 years.

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

There are no existing plans or arrangements regarding future remuneration payments to officers, directors or significant employees.

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

Business  Address:  1635 East 1500 South
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

                                   HIKO  BELL  MINING  &  OIL  COMPANY


                                   By/s/  Craig  Caldwell
Date:  July  16,  2003               -------------------------------------------
                                     Craig  Caldwell,  Chief Executive Officer
                                       & Vice President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/  Craig  Caldwell
Date:  July  16,  2003             ---------------------------------------------
                                   Craig  Caldwell,  Chief Executive Officer
                                     & Vice President & Director



                                   By/s/  Harvey S. Bryant
Date:  July  18,  2003               -------------------------------------------
                                     Harvey S. Bryant, President & Director



                                   /s/  Robert  E.  Covington
Date:  July  16,  2003             ---------------------------------------------
                                   Robert  E.  Covington,  Secretary-Treasurer
                                     & Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Craig Caldwell, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Hiko Bell; Mining & Oil Coimpany/

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July  16,  2003
                                       /s/  Craig Caldwell
                                       -----------------------------------------
                                       Craig Caldwell
                                         Chief  Financial  Officer