Form 10KSB
period 2003-12-31
HIKO BELL MINING & OIL CO
filed 2004-04-14
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-4686

                         HIKO BELL MINING & OIL COMPANY
                 (Name of small business issuer in its charter)

          Utah                                                87-0267432
------------------------                              --------------------------
(state of incorporation)                              (IRS Employer I.D. Number)

                              1635 East 1500 South
                                Vernal, UT 84078
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: 435-789-3233

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
                          ----------------------------
                                (Title of class)

                         Over-the Counter (Pink Sheets)
                  -------------------------------------------
                  (Name of each exchange on which registered)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $567,077.

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

G.  Business  Done  and  Intended  to  be  Done  by  Registrant

Registrant is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrants mining projects have been developed on company owned property. Oil and gas exploration in the United States, onshore, has been at a low ebb during the past four years, due in part to the drastic decrease in oil and gas prices. This has now turned around, with oil recently maintaining a price of around $28.50 per barrel from a low of $15.40 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MCF in the Uintah Basin. This price increase will enable registrant to rework its Dirty Devil 22-27 well and get it back into production, increasing cash flow. The Company is working on an Agreement to sell part of its working interest in the Dirty Devil 22-27 for funding sufficient to pay all of its share of the cost of re-completing the well. Further exploration work will be done on the company's placer gold claims, now that the price of gold has risen to over $300 per ounce.

In 2004, Hiko Bell and officers of the Company will concentrate on increasing revenue and profits by drilling the newly staked and surveyed Dirty Devil 22X-27 well and completing it as a producing gas well.

ITEM  2:  PROPERTIES
--------------------

A.  Mining  Properties

UTAH: Box Elder County. Registrant owns 80 acres of patented land located in the Grouse Creek Mountains of Northwestern Utah in Box Elder County. This property was the reason for the founding of Strategic Minerals, Inc., the original name of the Company prior to the time when the name was changed to Hiko Bell Mining & Oil Company. The Company was founded in 1942. The property contains potential for the mining of the metal tungsten.

UTAH: Uintah County. Registrant owns 10 placer mining claims located along the Green River in northeastern Utah, 8 miles northeast of the town of Jensen. The claims are accessible year round by a gravel road that is maintained by Uintah County. The gold content of the gravels range from .05 to .08 ounce per ton. The gravels on the property have been calculated to contain 2.5 million ounces of gold in the 20 million cubic yards of material. The ore also contains an estimated 25 million ounces of silver. Engineering data indicates that the average value of the ore, screened to a minus 1/4" is $121.46 per ton, using the price of gold at $380 per ounce. The cost of mining, concentrating and refining, using that parameter, is estimated to be $32.25/ton. This would give the operation a net profit of $89.21/ton, before taxes. Based on a 1500 ton per day operation, utilizing 300 working days per year, annual pre-tax revenue should be around $40,000,000. Estimated plant and equipment costs are $8,360,000.

The economic feasibility of the project should be preceded with a bench scale model to determine the economic viability of a large scale operation. The efficiency of the four gold recovery process will be the determining factor as to whether or not the project will be economically viable, a factor yet to be determined. Technical and environmental studies will have to be conducted. The plans will have to be submitted to the Bureau of Land Management, the State of Utah Geological Survey, the State Office of Water Quality and other appropriate governmental agencies for approval, before mining operations can be undertaken. The time frame for this work is estimate to be one year at an estimated cost of $350,000, including Federal and State environmental bonding.

B.  Oil  &  Gas  Properties

UTAH: Uintah County. Registrant owns the Dirty Devil 22-27 gas well located in northeastern Uintah County in Section 27 of Township 9 South - Range 24 East, Fifty (50) miles southeast of Vernal. Proved developed recoverable natural gas reserves under the well are 2.8 billion cubic feet of gas. The well has product 100,000,000 cubic feet of gas during the two years that it was in production. In September, 2003, registrant sold 50% of its Working Interest in the 400 acre lease to a Texas company, Curton Captial Corporation and retained a 49.45% WI. Registrant re-entered the well for a re-completion job. The operations showed that the production casing had parted and it was mechanically not possible to produce the well, so it was plugged in early November. Location has been surveyed for an offset well, the 22X27 that registrant plans to drill an 8,000' well the Second Quarter of 2004. Well Spacing in the area is on a 40 acre pattern, thus permitting nine wells to be drill on the lease.

UTAH: Uintah County. Registrant has a three (3) percent working interest in 6,118.93 acres in the Eight Mile Flat oil field in western Uintah County, Utah. The leases are in Township 9 South - Range 18 East and the operator in Inland Production Company. Two oil wells are drilled and completed on the leases. They have been shut in until recently. With the acquisition of these leases by Inland Production, gas and oil development will now be undertaken in the Eight Mile Flat field. The leases have oil potential, not only from the present productive Green River formation, but also for gas production from the Wasatch and Mesaverde formations.


ITEM  3:  LEGAL  PROCEDURES
---------------------------

None.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------

None.

ITEM  5:  MARKET  FOR  REGISTRANT'S  COMMON  STOCK  &  RELATED  SECURITY HOLDERS
--------------------------------------------------------------------------------

                                              QUARTERS
YEAR                   FIRST           SECOND          THIRD          FOURTH
2000  High              .01             .01             .01            .01
2000  Low               .005          .  005            .005           .005

2001  High              .01             .01             .01            .01
2001  Low               .005            .005            .005           .005

2002  High              .01             .01             .01            .01
2002  Low               .005            .005            .005           .005

2003  High              .01             .01             .02            .05
2003  Low               .005            .005            .01            .02

ITEM  6:  SELECTED  FINANCIAL  DATA  FOR  THE  YEAR  ENDING  DECEMBER  31
-------------------------------------------------------------------------

                  2003        2002      2001       2000       1999       1998
Operating
Revenue           42,621       9,798    22,757      9,170      7,530      24,091

Net  Income
(Loss)           (81,986)      5,349    (5,268)   (15,705)     3,725       3,397

Earnings
(loss)           (.00012)    (.00025)  (.00023)   (.00015)     .0001        .001

Total  Assets   $567,077    $740,389  $726,452   $740,657   $722,810    $735,238


ITEM  7:  MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  STATEMENT  OF  OPERATIONS
------------------------------------------------------------------------------

No significant changes in the accounting procedures of the Company have been made during the past year in registrant's methods of operations. Registrant's principal source of income was the Company's Dirty Devil 22-27 gas well. The well was shut in, in 1986, due to a problem with water incursion that flooded the production casing bore, resulting in the natural gas flow being shut off. Analysis of the water indicated that it was fresh, cold, and contained flecks of gilsonite. These data were proof that the water flow was coming from the basal sand of the Uinta formation at a depth of from 1,000 to 1,400 feet uphold.

Hiko Bell's Chief Executive officer, Craig Caldwell, an experienced well completion engineer, originally felt that the cement job between the casing and the well bore had broken and thus no longer sealed off surface waters. Two re-completion attempts were made in the period 1987 and in 1990 to swab the well to deplete the water and bring on the gas, but both were unsuccessful. Registrant had calculated an AFE (Authority for Expenditure) for the required rework to shut off the up hole water inflow to be $191,000. The Company had been financially trapped for funds in trying to recover from a very long and very expensive lawsuit on the well. This lawsuit stripped the registrant of its patented Montana and Nevada mining properties and a large block of treasury stock. Registrant did not have the funds to put the well back into production until September 2003. The Board of Directors sold a 50% Working Interest to Curton Capital Corporation, Dallas, Texas.

A workover rig was moved over the wells and the reworking began with the pulling of the production tubing. Workover operations enabled the consulting engineer to determine that there was a large hole in the production casing that was not capable of being repaired so the well had to be plugged and abandoned. Despite the fact that there was over 3,000 feet of water in the casing, the gas was blowing out, spraying the water all over the location and the well. Mr. Caldwell told Mr. Covington that "the well just didn't want to die". An offset well has been staked and surveyed. An application for Permit to Drill has been submitted to the BLM for approval. An On-Site inspection by the BLM has been submitted to the BLM for approval. An On-Site inspection by the BLM has been completed as of this date. Drilling the new production well to tap the five gas zones that were gas productive in the plugged well. Should be commenced in late May or early June, depending upon rig availability and on obtaining the financing for the drilling and completion. The AFE cost of this is estimated at $1,200,000.


ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA
--------------------------------------------------------

                  Consolidated Balance Sheet for the year ended
                     December 31, 2003 and 2002 (unaudited)
                  Statement of Operation and Retained Earnings
                        for the year ended December 31,
                            2003 and 2002 (unaudited)
                    Notes to Financial Statements (unaudited)

                         HIKO BELL MINING & OIL COMPANY
                           Consolidated Balance Sheet
                                    Unaudited

For  the  year  ended  December  31:                        2003         2002
                                                          --------     --------
Current  Assets
     Cash                                                 $ 47,567     $  4,100
     Current  Receivables  Less
       Allowance  for  Bad  Debt                            89,234       16,866
     Investments                                            62,408       62,408
     Other  Assets                                          42,054       42,054
                                                          --------     --------

     TOTAL                                                $241,263     $125,428
                                                          --------     --------

Properties,  Building  &  Equipment

     Assigned  Non-producing  Leases                         6,690        8,526
     Assigned  Producing  Leases                            21,875       21,875
     Producing  Gas  &  Oil  Properties                    188,944      398,114
     Non-producing  Gas  &  Oil  Leases                     49,162       49,162
     Working  Interest                                      21,023       60,568
     Mining  Property                                       38,120       76,716
                                                          --------     --------

          TOTAL                                           $325,814     $614,961
                                                          --------     --------

TOTAL  ASSETS                                             $567,077     $740,389
                                                          ========     ========


Note: Oil and gas leases and Working Interest were re-evaluated in 2003, partially based upon the sale of 50% Working Interest in SL 071725-C in the Dirty Devil Gas Field and in part upon re-evaluation of the other leases.

                         HIKO BELL MINING & OIL COMPANY
                     Consolidated Balance Sheet (continued)
                                    Unaudited

For  the  year  ended  December  31:                      2003         2002
                                                       ----------   ----------

Current  Liabilities
     Accounts  Payable                                $    16,864   $    48,064
     Property  &  Other  Taxes                                  -         1,280
     Royalty  Payments                                     12,034        15,877
     Notes  Payable                                        86,200        60,710
     Related  Parties                                       2,083           590
                                                      ------------  -----------

          TOTAL                                       $   117,181   $   126,521
                                                        ----------  -----------


Stockholders  Equity

     Common  Stock,  25,000,000
     Authorized  $.01  par  value
       2002:  22,222,229                                  222,229       222,229
       2003:  22,222,229
     Capital  paid  in  excess  of  par  value          3,093,791     3,175,777
     Retained  Earning  (deficit)                      (2,866,124)   (2,784,138)
                                                        ----------   ----------

                                                      $   449,896   $   613,868
                                                        ----------   ----------

Total Stockholders Equity                             $   567,077   $   740,389
                                                       ===========  ===========

                         HIKO BELL MINING & OIL COMPANY
                  Statement of Operation and Retained Earnings


For  the  year  ended  December  31:                       2003         2002
                                                       ----------   -----------
INCOME
     Consulting  Income                                $         -  $     9,018
     Production  Income                                     42,621          780
                                                       ----------   -----------

          Total Income                                 $    42,621  $     9,798
                                                       ----------   -----------

     Operating  Costs                                      116,551        4,449
     Depreciation  &  Depletion                                  0            0
     Interest                                                  539            0
                                                       ----------   -----------

          TOTAL                                        $   117,090  $     4,449
                                                       ===========  ===========


Income  (loss)  Before  Taxes                              (81,986)       5,349
Net  Income  (loss)                                        (81,986)       5,349
Retained  Earnings  (deficit)                          $(2,866,124) $(2,784,138)

Income  (loss)  per  share                                (0.00012)    (0.00024)

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
Bldg. 300
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

Harvey Bryant was elected to the Board of Directors in June, 2002. James C. Caldwell had accepted employment as a regional salesman for Oil Well Supply Company. He tendered his resignation with regret, but he believed that his dcuties as an officer of Hiko Bell presented a possible conflict of interest with his new job.

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

E.  Involvement  in  Certain  Legal  Proceedings.

None.

ITEM  11:  MANAGEMENT'S  REMUNERATION  AND  TRANSACTIONS
--------------------------------------------------------

No officer of the Company has received remuneration, salary, stock or other benefits during 2002, or during the last 15 years, except for President Harvey Bryant, who has received $10,000.

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

ITEM  13:  TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS
------------------------------------------------------

None.

ITEM  14:  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS
---------------------------------------------------------

A.     Financial statements included in this filing:  12/31/2003

B.     Financial statement schedules in this filing:

"Standardized Measures of Discounted Future Net Cash Flow Relating to Proved, Recoverable Oil and Gas Reserves". See Item 2: Oil and Gas Properties for details.

Natural Gas                      MMCF Gross              Hiko Bell Share

Dirty Devil 22-27                2.7 BCFG                .73303 (1.98 BDFG)

C.     Reports on Form 10-K

None

Additional  Information

Registrant  transfers  its  own  stock.

Business  Address:  1635 East 1500 South
                    Vernal,  UT  84079

Mailing  Address:   P.O.  Box  1845
                    Vernal,  UT  84079

                    Phone:  (435)  789-3233
                    Fax:  (435)  789-4560

Corporate Counsel:  John C. Beaslin
                    185 N. Vernal Avenue
                    Vernal, UT 84078

                    Phone:  (435) 789-1201

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HIKO  BELL  MINING  &  OIL  COMPANY


                                   By/s/  Craig  Caldwell
Date:  April 9,  2004                -------------------------------------------
                                     Craig  Caldwell,  Chief Executive Officer
                                       & Vice President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/  Craig  Caldwell
Date:  April 9,  2004              ---------------------------------------------
                                   Craig  Caldwell,  Chief Executive Officer
                                     & Vice President & Director


                                   /s/  Robert  E.  Covington
Date:  April 9,  2004              ---------------------------------------------
                                   Robert  E.  Covington,  Secretary-Treasurer
                                     & Director