Form 10KSB
period 2004-12-31
HIKO BELL MINING & OIL CO
filed 2005-04-15
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
(Unaudited)
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-4686

HIKO BELL MINING & OIL COMPANY
(Name of small business issuer in its charter)

Utah	87-0267432
(state of incorporation)	(IRS Employer I.D. Number)

P.O. Box 1845, 1635E. 1500S. Vernal, UT 84078

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.01 par value
(Title of class)

Over-the Counter (Pink Sheets)
(Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $711,343.

ITEM 1: BUSINESS

A. General Description of Business

Hiko Bell Mining & Oil Company (“registrant”) is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80 acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Registrant’s current portfolio is more fully described in “ITEM 3” hereafter.

Registrant’s source of the properties is state lease, federal oil and gas leases and fee (patented) lands, principally in the Rocky Mountain area.

Initial development of an oil and gas or mining prospect originates within the geologic department. The feasibility of acquiring such lands is checked in state land offices, county court houses, with the Bureau of Land Management and other governmental agencies. Management then works up the economic viability of the project with an Authority for Expenditure (AFE). If the economics are favorable and the acreage is available, a review is made of the costs of acquisition, of geologic and geophysical work, the cost of the drilling or exploration work, the cost of completion of “putting into production” and the current and future market conditions. If all of these varied factors are favorable, the plan is then approached from the standpoint of funding the project.

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

G. Business Done and Intended to be Done by Registrant

Registrant is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrants mining projects have been developed on company owned property. Oil and gas exploration in the United States, onshore, has been at a low ebb during the past four years, due in part to the drastic decrease in oil and gas prices. This has now turned around, with oil recently maintaining a price of around $28.50 per barrel from a low of $15.40 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MCF in the Uintah Basin. This price increase will enable registrant to rework its Dirty Devil 22-27 well and get it back into production, increasing cash flow. The Company is working on an Agreement to sell part of its working interest in the Dirty Devil 22-27 for funding sufficient to pay its share of the cost of new 22X-27. Further exploration work will be done on the company’s placer gold claims, now that the price of gold has risen to over $420 per ounce.

In 2005, Hiko Bell and officers of the company will concentrate on increasing revenue and profits by drilling the newly staked and surveyed Dirty Devil 22X-27 well and completing it as a producing as well; and through the drilling and the completion of the nine additional gas wells needed to fully develop this 400-acre lease on 40-acre spacing. A deep test is planned during 2005, to prove up the potential gas reserves of the Dakota, Morrison, Curtis and Entrada formations at a depth of 16,000 feet.

ITEM 2: PROPERTIES

A. Mining Properties

UTAH: Box Elder County. Registrant owns 80 acres of patented land located in the Grouse Creek Mountains of Northwestern Utah in Box Elder County. This property was the reason for the founding of Strategic Minerals, Inc., the original name of the Company prior to the time when the name was changed to Hiko Bell Mining & Oil Company. The Company was founded in 1942. The property contains potential for the mining of tungsten.
UTAH: Uintah County. Registrant owns 10 placer mining claims located along the Green River in northeastern Utah, 8 miles northeast of the town of Jensen. The claims are accessible year round by a gravel road that is maintained by Uintah County. The gold content of the gravels range from .05 to .08 ounce per ton. The gravels on the property have been calculated to contain 2.5 million ounces of gold in the 20 million cubic yards of material. The ore also contains an estimated 25 million ounces of silver. Engineering data indicates that the average value of the ore, screened to a minus ¼” is $121.46 per ton, using the price of gold at $380 per ounce. The cost of mining, concentrating and refining, using that parameter, is estimated to be $32.25/ton. This would give the operation a net profit of $89.20/ton, before taxes. Based on a 2500 ton per day operation, utilizing 300 working days per year, annual pre-tax revenue should be around $40,000,000. Estimated plant and equipment costs are $8,360,000.

The economic feasibility of the project should be preceded with a bench scale model to determine the economic viability of a large-scale operation. The efficiency of the four gold recovery process will be the determining factor as to whether or not the project will be economically viable, a factor yet to be determined. Technical and environmental studies will have to be conducted. The plans will have to be submitted to the Bureau of Land Management, the State of Utah Geological Survey, the state Office of Water Quality and other appropriate governmental agencies for approval, before mining operations can be undertaken. The time frame for this work is estimated to be one year at an estimated cost of $350,000, including Federal and State environmental bonding.

B. Oil & Gas Properties

UTAH: Uintah County. Registrant owns the Dirty Devil 22-27 gas well which can be recompleted since the production casing has parted at 2600 feet and the well had to be plugged and abandoned. A new well application was filed and approved by the BLM in December, 2004. Drilling should be under way the Second Quarter of the year to begin development of the 11.2 billion cubic feet of proved and probable proved gas under the 400-acre lease.

UTAH: Uintah County. Registrant has a three (3) percent working interest in 6,118.93 acres in the Eight Mile Flat oil field in western Uintah County, Utah. The leases are in Township 9 South - Range 18 East and the operator is Inland Production Company. Two oil wells are drilled and completed on the leases. They have been shut in until recently. With the acquisition of these leases by Newfield Production, gas and oil development will not be undertaken in the Eight Mile Flat Field.

ITEM 3: LEGAL PROCEDURES

None.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5: MARKET FOR REGISTRANT’S COMMON STOCK & RELATED SECURITY HOLDERS

YEAR	FIRST	SECOND	THIRD	FOURTH

2001 High	.01	.01	.01	.01
2001 Low	.005	.005	.005	.005

2002 High	.01	.01	.01	.01
2002 Low	.005	.005	.005	.005

2003 High	.01	.01	.02	.05
2003 Low	.005	.005	.01	.02

2004 High	.02	.02	.04	.06
2004 Low	.01	.01	.02	.02

ITEM 6: SELECTED FINANCIAL DATA FOR THE YEAR ENDING DECEMBER 31

	2004	2003	2002	2001	2000	1999

Operating
Revenue	5,704	42,621	20,875	22,757	9,170	7,530

Net Income
(Loss)	(46,544)	(81,986)	(3,639)	(5,268)	(15,705)	3,725

Earnings
(loss)	(.00184)	(.00012)	(.00025)	(.00023)	(.00015)	.0001

Total Assets	$711,343	$567,077	$740,389	$726,452	$740,657	$722,810

ITEM 7: MANAGEMENT’S DISCUSSION & ANALYSIS OF STATEMENT OF OPERATIONS

No significant changes in the accounting procedures of the Company have been made during the past year in registrant’s methods of operations. Registrant’s principal source of income was the Company’s Dirty Devil 22-27 gas well. Hiko Bell was shut in, in 1986, due to a problem with water incursion that flooded the production casing bore, resulting in the natural gas flow being shut off. Analysis of the water indicated that it was fresh, cold and contained flecks of gilsonite. These data were proof that the water flow was coming from the basal sands of the Uinta formation oat a depth of from 1,000 to 1,400 feet uphole.

Hiko Bell’s Chief Executive officer, Craig Caldwell, an experienced well completion engineer, originally felt that the cement job between the casing and the well bore had broken and thus no longer sealed off surface waters. Two re-completion attempts were made in the period 1987 and in 1990 to swab the well to deplete the water and bring on the gas, but both were unsuccessful. Registrant had calculated an AFE (Authority for Expenditure) for the required rework to shut off the uphole water inflow to be $191,000. The Company had been financially strapped for funds in trying to recover from a very long and expensive lawsuit on the will. This lawsuit stripped the registrant of its patented Montana and Nevada mining properties and a large block of treasure stock. Registrant did not have the funds to put the well back into production until September of 2003. The Board of Directors sold a 50% Working Interest to Curton Capital Corporation, Dallas, Texas.

A workover rig was moved over the wells and the reworking began with the pulling of the production tubing. Workover operations enabled the consulting engineer to determine that there was a large hole in the production casing that was not capable of being repaired so the well had to be plugged and abandoned. Despite the fact that there was over 3,000 feet of water in the casing, the gas was blowing out, spraying gas and water all over the location and the well. Mr. Caldwell told Mr. Covington that “the well just didn’t want to die.” An offset well has been staked and surveyed. An application for Permit to drill has been submitted to the BLM for approval. An on-site inspection by the BLM has been completed as of this date. Drilling the new production well to tap the five gas zones that were gas productive in the plugged well should be commenced in late May or early June, depending upon rig availability and on obtaining the financing for the drilling and completion. The AFE cost for this is estimated at $843,714.

Registrant already has a tie into the main Questar natural Gas pipeline which crossed the north end of the lease. With the present price of $5.25 per thousand cubic feet of gas, and with daily gas production for the new well estimated at 500MCG/day, monthly Net Revenue to be 100% working interest should be about $100,000 per month for a 12-month payback of the investment. Hiko Bell’s share of production from this and the other nine wells that can be drilled on the lease should give it a substantial monthly revenue in the coming years.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Balance Sheet for the year ended
December 31, 2004 and 2003 (unaudited)
Statement of Operation and Retained Earnings
for the year ended December 31,
2004 and 2003 (unaudited)
Notes to Financial Statements (unaudited)

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet
Unaudited

For the year ended December 31:	2004	2003

Current Assets

Cash	$9,048	$47,567
Current Receivables Less
Allowance for Bad Debt	114,475	88,874
Investments	209,592	62,408
Other Assets	52,054	42,054

TOTAL	385,169	240,903

Properties, Building & Equipment

Assigned Non-producing Leases	6,690	6,690
Assigned Producing Leases	21,875	21,875
Producing Gas & Oil Properties	188,944	188,944
Non-producing Gas & Oil Leases	49,162	49,162
Working Interest	21,383	21,383
Mining Property	38,120	38,120

TOTAL	326,174	326,174

TOTAL ASSETS	$711,343	$567,077

Note: Oil and gas leases and Working Interest were reevaluated in 2004, partially based upon the sale of 50% Working Interest in SL 071725-C in the Dirty Devil Gas Field and in part upon reevaluation of the other leases.

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet (continued)
Unaudited

For the year ended December 31:	2004	2003

Current Liabilities

Accounts Payable	$13,652	$16,864
Property & Other Taxes	-	-
Royalty Payments	12,034	9,424
Notes Payable	86,200	86,200
Related Parties	4,693	4,693

TOTAL	116,579	117,181

Stockholders Equity

Common Stock, 25,000,000
Authorized $.01 par value	248,872	222,229
Capital paid in excess of par value	3,258,560	3,093,791
Retained Earning (deficit)	(2,912,668)	(2,866,124)

TOTAL	594,764	449,896

TOTAL LIABILITY AND SHAREHOLDERS EQUITY	$711,343	$567,077

HIKO BELL MINING & OIL COMPANY
Statement of Operations and Retained Earnings
Unaudited

For the year ended December 31:	2004	2003

INCOME

Consulting Income	$4,725	$-
Production Income	1,039	42,621

TOTAL	5,764	42,621

EXPENSES

Operating Costs	52,308	116,551
Depreciation & Depletion	-	-
Interest	-	539

TOTAL	52,308	117,090

Income (loss) Before Taxes	(46,544)	(74,469)
Net Income (loss)	$(46,544)	$(74,469)

Retained Earnings (deficit)	$(2,912,668)	$(2,866,124)

Income (loss) per share	$(0.00184)	$(0.00012)

10

ITEM 9: DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

A and B.

Name and Address	Title	Office Term

Craig Caldwell	Chief Executive Officer	Until next stockholders meeting
1273 South 1500 East	President	President since 1964
Vernal, UT 84078	Director

James C. Caldwell	Vice President	Until next stockholders meeting
1835 North 1500 East	Director	Vice President since 1986
Vernal, UT 84078

Robert E. Covington	Secretary/Treasurer	Until next stockholders meeting
45 North 200 West	Director	Secretary/Treasurer since 1964
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

11

Robert E. “Bud” Covington is a graduate of the University of Colorado (Class of 1947) with a BA in geology. He did a year of postgraduate work at the Colorado School of Mines in 1948. Since that time he has worked for Phillips Petroleum, Carter Oil Company (Exxon) and many other independents both in the oil and gas business and the mining division. He has written many articles on the geology of the Uinta Basin that have been published in geologic guidebooks of the Rocky Mountain area, especially on bituminous sands, gilsonite and other hydrocarbons that are unique to the Uinta Basin.

Harvey Bryant was elected to the Board of Directors in June, 2002. James C, Caldwell who had been Vice president since 1986, resigned to permit Mr. Bryant to be a Board Member. Mr. Bryant, after serving 18 months as President, resigned the Fourth Quarter of 2003. he lives in Oklahoma city and the work, being mostly in Utah and Colorado, were not convenient for Mr. Bryant and his wife.

James C. Caldwell, who was reelected to the office upon Mr. Bryant’s resignation has over 10 years experience in the oil business and is an experienced operator of heavy oil field equipment and in oil field location building.

E. Involvement in Certain Legal Proceedings.

None.

ITEM 11: MANAGEMENT’S REMUNERATION AND TRANSACTIONS

No officer of the Company has received remuneration, salary, stock or other benefits during 2003, or during the last 15 years, except for Harvey Bryant, who received $10,000 and except for the following:

On December 12, 2004,  at a Regular Meeting of the Board of Directors of Hiko Bell  Mining and Oil Company, the Board authorized the issuance of the following shares of Treasury Stock, with the certificates to be stamped and registered with the "Restricted" Notation, to the officers of the Company for their unpaid work for the past 12 years:

Craig Caldwell	President	950,000 shares
James C. Caldwell	Vice President	750,000 shares
Robert E. Covington	Secretary-Treasurer	950,000 shares

In addition, the Board authorized the Company to pay the following sums, if and when the cash is available, effective as of January 1, 2005:

Craig Caldwell	President and CEO	$75,000
James C. Caldwell	Vice President	$25,000
Robert E. Covington	Secretary-Treasurer	$50,000

12

Securities or property, insurance or reimbursement of expenses: None.

Aggregate of contingent form of remuneration: None.

Registrant has no retirement plans or other employee benefit plans.

There are not existing plans or arrangements regarding future remuneration payments to officers, directors or significant employees.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

A. The following information is set forth with respect to any person or group who is known to registrant to be beneficial owner of more than five (5) percent of the registrant’s voting stock:

Title or Class	Name and Address	Amount Owned	Percent of Class

Common	J. William Powell, Jr.	2,908,900	13.09%
	166 Bay Court
	Cross River, NY 10518

Common	Craig Caldwell	2,230,000	9.00%
	1273 South 1500 East
	Vernal, UT 84078

Common	James C. Caldwell	2,092,036	8.00%
	1835 North 1500 East
	Vernal, UT 84078

Common	Robert E. Covington	2,485,265	10.00%
	1273 South 1500 East
	Vernal, UT 84078

B: Security Ownership of Management

Title or Class	Name and Address	Amount	Percent of Class

Common	Craig Caldwell	2,230,000	9.00%
	1273 South 1500 East
	Vernal, UT 84078

Common	James C. Caldwell	2,092,036	8.00%
	1835 North 1500 East
	Vernal, UT 84078

Common	Robert E. Covington	2,485,265	10.00%
	1273 South 1500 East
	Vernal, UT 84078

13

C. Changes in Control

There are no arrangements known to registrant, including pledges by any person or securities, the operation of which may, at a subsequent date, result in a change of control of registrant.

ITEM 13: TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS

Form 10-KSB

A. Financial statements included in this filing: 12/31/2004

B. Financial statements schedules in this filing:

“Standardized Measures of discounted Future Net Cash Flow Relating to Proved, recoverable Oil and gas reserves” See Item 2: Oil and Gas properties for details.

Natural Gas	MMCF Gross	Hiko Bell Share
Dirty Devil 22-27	2.7 BCFG	1.35 BCFG

C. Reports on Form 10-K

None

Additional Information
Registrant transfers its own stock.

Business Address:	Suite 21, 3 West Main Street
Vernal, UT 84078

Mailing Address:	P.O. Box 1845
Vernal, UT 84078
Phone: (435) 789-3233
Fax: (435) 789-4560

Corporate Counsel:	Hatch, James & Dodge
10 West Broadway, Suite 400
Slat Lake City, UT 84101
Phone: (801) 363-6363

14

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIKO BELL MINING & OIL COMPANY

Date: March 29, 2005	By:	/s/ Craig Caldwell
Craig Caldwell
Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2005	By:	/s/ Craig Caldwell
Craig Caldwell
President and Director

Date: March 29, 2005	By:	/s/ Robert E. Covington
Robert E. Covington
Secretary-Treasurer and Director

15