Form 10KSB
period 2005-12-31
HIKO BELL MINING & OIL CO
filed 2006-03-31
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
(unaudited)
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-4686

HIKO BELL MINING & OIL COMPANY
(Name of small business issued in its charter)

UTAH	87-0267432

(state of incorporation)	(IRS Employer I.D. Number)

P.O. Box 1845, 1635 E. 1500 S. Vernal, UT 84078
Phone: (435) 789-3233   Fax: (325) 789-4560

Securities registered under Section 12(g) of the exchange Act:

Common Stock $0.01 par value
(Title of class)

Over-the-Counter (Pink Sheets)
(Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  Yes ☒    No ☐

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $738,585.

ITEM 1: BUSINESS

A.  General Description of Business

Hiko Bell Mining and Oil Company (“registrant”) is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80-acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands Registrant’s current portfolio is more full described in “ITEM 3” hereafter.

Registrant’s source of the properties are state and federal oil and gas leases and fee (patented) lands, principally in the Rocky Mountain area.

Initial development of an oil and gas or mining prospect originates within the geologic department. The feasibility of acquiring such land is checked in state land offices, county court houses, with the Bureau of Land Management and other governmental agencies. Management then works up the economic viability of the project with an Authority for Expenditure (AFE). If the economics are favorable and the acreage is available, a review is made of the cost of acquisition, of geologic and geophysical work, the cost of the drilling or exploration work, the cost of completion of “putting into production: and the current and future market conditions. If all of these varied factors are favorable, the plan is then approaches form the standpoint of funding the project.

All of the above operations are conducted by registrant and require various degrees of skill, knowledge and experience, combined with a high degree of group effort and motivation.

B.  Competition

Registrant operates in a highly competitive industry where success is dependent upon the ability to generate excellent projects, which are financially within the limits and range of registrant, to move quickly and decisively and to obtain the required financing and follow the project through form beginning to end. Management is fortunate in having a highly motivated staff with more than 75 years of combined industry experience.

C.  Patents and Trademarks

Although registrant has no material patents or trademarks or concessions, it does have all of the required business licenses, bonds and permits necessary to carry out its various functions.

D.  Environmental Regulations

In the course of the development of oil, gas or mining projects, the registrant works closely with all the appropriate governmental agencies which have jurisdiction on lands where development is to occur. All guidelines are laid down by these agencies and are adhered to in the regular course of business.

E.  Financial Information about Foreign and Domestic Operations and Export Sales

All sales are domestic and are located within the western United States. For financial information regarding this geographic area see ITEM 2 (B) during this reporting period.

F.  Number of Employees

The number of full-time employees of registrant averages three (3) during this reporting period.

G.  Business Done and Intended to be Done by Registrant

Registrant is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrant’s mining projects have been developed on company-owned property. Oil and gas exploration in the United States, onshore, has been at a low ebb during the past four years, due in part to the drastic decrease in oil and gas prices. This has now turned around, with oil recently maintaining a price of around $60.00 per barrel from a low of $25.00 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MDF in the Uintah Basin. The company made an agreement to sell its working interest in the Dirty Devil 22-27 for funding that was sufficient to pay its share of the cost of the new 22X-27. Further exploration work will be done on the company’s placer gold claims, now that the price of gold has risen to over $420 per ounce.

During the fourth quarter of 2005, Registrant’s management was involved in preparing for a Special Meeting of the Shareholders of the company. A newsletter was prepared that stated the date, the time and the place of the meeting to be held on the 14th of January, 2006 at the Little America Hotel in Salt Lake City, Utah at the hour of 10:30 A.M. Craig Caldwell, James Caldwell, Robert E. Covington requesting to be retained on the Board of Directors for one year, and services of a certified auditor for the corporation were listed on the proxy.

ITEM 2: PROPERTIES

A.  Mining Properties

UTAH: Box Elder County: Registrant owns 80 acres of patented land located in the Grouse Creek Mountains of Northwestern Utah in Box Elder County. This property was the basis for the founding of strategic Minerals, Inc., the original name of the Company prior to the time when the name was changed to Hiko Bell Mining & Oil Company. The Company was founded in 1942. Registrant’s company was incorporated in 1942 for the specific purpose of mining ore to assist the World War II effort in the production of armor resistant steel used in ships and military tanks for the war effort.

Geologic investigations of the area have shown the property to have a high potential value from mineral production of gold and silver. Registrant intends to do a physical sampling of the property in the spring and early summer of 2006.

UTAH: Uintah County: Registrant owns 10 placer mining claims located along the Green River in northeastern Utah, 8 miles northeast of the town of Jensen. The claims are accessible year-round by a gravel road that is maintained by Uintah county. The gold content of the gravels ranges from .05 to .08 ounce per ton. The gravels on the property have been calculated to contain 2.5 million ounces of gold in the 20 million cubic yards of material. The ore also contains an estimated 2.5 million ounces of silver. Engineering data indicates that the average value of the ore, screened to a minus ¼” is $121.46 per ton, using the price of gold at $380 per ounce. The cost of mining, concentrating and refining, using that parameter, is estimated to be $32.25/ton. This would give the operation a Net profit of $89.20/ton, before taxes. Based on a 2500 ton per day operation, utilizing 300 working days per year, annual pre-tax revenue could be around $40,000,000. Estimated plant and equipment costs are $8,360,000.

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

B.  Utah Oil and Gas Properties

UTAH: Duchesne County: Registrant owns mineral interests within the Duchesne City and in the Indian Canyon area. These mineral rights are presently not leased.

UTAH: Uintah County: Coyote Basin Area: Registrant has overriding royalties in two oil and gas leases that are presently operated by Houston Exploration Co. Two Uinta formation gas wells are located on the leases. It is probable the gas development drilling on this acreage will begin during 2006. The leases are “held by production”(HBP).

UTAH: Uintah County: Asphalt Ridge Area: Registrant has mineral interests in the Asphalt Ridge area west of Vernal, Utah. The mineral interest is not presently leased.

UTAH: Uintah Basin: Registrant owns producing royalties under wells operated by El Paso Natural Gas and by Devon energy. These wells are located in the Bluebell-Altamont oilfield. New drilling and exploration development wells on lands under registrant’s royalties will add new reserves of gas and oil to Hiko Bell’s inventory in the future.

UTAH: Uintah County: Registrant had a Working Interest in a field in western Uintah County, Utah, which it sold to Newfield Exploration Company.

NEVADA: In December, Registrant filed on approximately 26,000 acres of federal oil and gas leases in Clark, Nye, and Elko Counties of eastern Nevada.

The discovery of the Wolverine King’s Ranch oilfield in Sevier County, Utah has created a high interest among geologists, landsmen and oil companies in the “hinge line” overthrust belt of western Utah and eastern Nevada. The recently accepted revisions of structural geology have been revised through drilling and seismic work to open up a new interpretation of oil and gas exploration. The acceptance of plate tectonic by the earth scientist, combined with the use of thermal maturity of source rocks have led to the basic discoveries of oil and gas in Wyoming, Utah and Nevada. Registrant’s exploration division has been conducting geologic studies of four prospects on their acreage portfolio. Management has been in discussion with an investor group on a possible million dollar exploration and development program on the Nevada leases.

ITEM 3: LEGAL PROCEDURES

None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5: MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDERS

YEAR	FIRST	SECOND	THIRD	FOURTH

2001 High	.01	.01	.01	.01
2001 Low	.005	.005	.005	.005

2002 High	.01	.01	.01	.01
2002 Low	.005	.005	.005	.005

2003 High	.01	.01	.02	.05
2003 Low	.005	.005	.01	.02

2004 High	.03	.03	.035	.03
2004 Low	.02	.02	.03	.02

2005 High	.05	.05	.07	.07
2005 Low	.04	.04	.04	.04

ITEM 6: SELECTED FINANCIAL DATA FOR THE YEAR ENDING DECEMBER 31

	2005	2004	2003	2002	2001	2000
Operating
Revenue	93,260	5,704	42,621	20,875	22,757	9,170
Net income
(Loss)	(73,128)	(46,544)	(81,986)	(3,639)	(5,268)	(15,705)
Earning
(Loss)	(.0008)	(.00184)	(.00012)	(.00025)	(.00023)	(.00015)
Total
Assets	$738,585	$711,347	$567,077	$740,389	$726,452	$740,657

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF STATEMENT OF OPERATIONS

In 2003, Hiko Bell’s Board of Directors was actively involved in a search for the funding it needed to rework the 22-27 well, a program estimated at $200,000. In the third quarter of 2003, an agreement was reached with Curton Capital Corp. of Dallas, Texas, whereby they would be assigned a 50% interest in the well, the 400 acre lease and the inventory. The funds were used for the reworking of the well.

Registrants filed a new offset location staked on the same drill pad and filed a Notice of Location and had it approved by the Bureau of Land Management. Curton Capital Corp. was sent an Authority for Expenditures (AFE) for the estimated cost of the drilling and completion of the new Dirty Devil 22-27X. Under the terms and agreement of the Operating Agreement and COPUS Accounting schedule, Curton Capital Corp. was obligated to advance its 50% of these costs, in advance within 15 days of receipt of the AFE, but no executed copies of the AFE and no cash advances for Curton Capital’s share of the cost of the program were received by the registrant. Because the primary terms of SL-071725-C, the lease had passed, the lease wis in the HBP STATUS (Hold by Production). The well had been shut-in since 1988, the Bureau of Land Management was informing the registrant to get the well back into production or under the law they would cancel the lease. Technically after a well has been plugged a new well has to be drilled and completed that is capable of gas or oil production within 90 days after the plugging of the HBP well.

Therefore, registrant and Curton Capital were in danger of having the lease cancelled. Curton Capital was informed of the problem. In the Second Quarter of 2004, Curton Capital assigned all of its interest in the lease to Thurston Energy, LLC, a Glenview, Illinois LLC Company.

In the Fourth Quarter of 2005 Thurston Energy made an offer to acquire Registrant’s interest in SL-071725-C well. The Board of Directors accepted the offer in December 2005.

Thurston Energy Settlement:

Note:  As a part of the closing agreement with Thurston Energy, the $55,000 advanced to Ralph Curton, d.b.a. Curton Capital, was forgiven and the Hiko Bell accounts receivable of $114,475 was also written off.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Balance Sheet for the year ended
December 31, 2005 and 2004 (unaudited)

Statement of Operation and Retained earning
for the year ended December 31, 2005 and 2004 (unaudited)

Notes to financial statements (unaudited)

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet
Unaudited

For the year ended December 31	2005	2004

Current Assets
Cash	$235,555	$9,048
Current receivables less allowance for bad debt	$26,955	$114,475
Investments	$94,000	$209,592
Other Assets	- 0 -	$52,054
Totals	$356,510	$385,169

Properties, Building & Equipment
Assigned Non-producing Leases	$6,690	$6,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	$188,944
Non-producing Gas & Oil Leases	$25,618	$49,162
Working Interest	$49,162	$21,383
Mining Property	$278,730	$38,120
Totals	$382,075	$326,174

TOTAL ASSETS	$738,585	$711,343

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet (continued)
Unaudited

For the year ended December 31	2005	2004

Current Liabilities
Accounts payable	$13,555	$13,652
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	$12,034
Notes Payable	- 0 -	$86,200
Related Parties	- 0 -	$4,693
Totals	$13,555	$116,579

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,258,560

Retained Earning (deficit)	($2,985,796)	($2,912,668)

Total Liability and Stockholders Equity	$738,585	$711,343

HIKO BELL MINING & OIL COMPANY
Statement of Operations and Retained Earnings
Unaudited

For the year ended December 31	2005	2004

Income
Consulting Income	- 0 -	$4,725
Sale of Working Interest	$73,785	- 0 -
Capital Gains	$71,020
Production Income	$982	$1,039

Total	$145,787	$5,764

Expense
Operating Costs	$218,915	$52,308
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	- 0 -

Total	$218,915	$52,308

Income (loss) before taxes	($73,128)	($46,544)
Net Income (loss)	($73,128)	($46,544)
Retained Earnings (deficit)	($2,985,796)	($2,912,668)

Income (loss) per share	(.0008)	(.00184)

ITEM 9: DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

A and B
Name and Address	Title	Office Term

Craig Caldwell	Chief Executive Officer,	Until next stockholders meeting.
1273 South 1500 East	President and	Director since 1964
Vernal, UT 84078	Director

James C. Caldwell	Vice President	Until next stockholders meeting.
1835 North 1500 East	Director	Director since 1986
Vernal, UT 84078

Robert E. Covington	Secretary/Treasurer	Until next stockholders meeting.
1273 South 1500 East	Director	Sec./Treas. since 1964
Vernal, UT 84078

None of the above was selected pursuant to any arrangements or understanding between him and any other person.

C.  Identification of certain Significant Employees

None

D.  Resume of Experience

The professional work experience of the three officers of registrant have a combined total, in the oil, gas and mining business of more than 70 years.

Craig Caldwell, Chief Executive Officer, President and Director, has been in the oil and gas business since 1952. He started in leasing and trading minerals and leases, then in the actual business of drilling, completing and producing gas and oil wells. Craig is highly experienced in making deals, in farmouts, and in joint-venture wells, and programs of lease and mineral acquisitions. His ability to engineer a project from its inception to completion is outstanding.

Robert E. “Bud” Covington is a graduate of the University of Colorado (Class of 1947) with a BA in geology. He did postgraduate work at the Colorado School of Mines in 1948. Since that time he has worked for Phillips Petroleum, Carter Oil Company (Exxon) and many other independents both in the oil and gas business and the mining division. He has written many articles on the geology of the Uinta Basin that have been published in geologic guidebooks of the Rocky Mountain area, especially on bituminous sands, gilsonite and other hydrocarbons that are unique to the Uinta Basin.

Harvey Bryant was elected to the Board of Directors in June 2002. James C. Caldwell, who had been Vice president since 1986, resigned to permit Mr. Bryant to be a Board Member. Mr. Bryant, after serving 18 months as President, resigned the Fourth Quarter of 2003.

James C. Caldwell, who was reelected to the office upon Mr. Bryant’s resignation has over 13 years experience in the oil business and is an experienced operator of heavy oil field equipment and in oil field location building.

E.  Involvement in Certain Legal Proceedings.

None

ITEM 11: MANAGEMENT’S REMUNERATION AND TRANSACTIONS

No officer of the Company has received remuneration, salary, stock or other benefits during 2005 or during the last 16 years, except for the following:

On December 12, 2004, at a Regular Meeting of the Board of Directors of Hiko Bell Mining and Oil Company, the Board authorized the issuance of the following shares of Treasury Stock, with the certificates to be stamped and registered with the “Restricted” Notation, to the officers of the Company for their unpaid work for the previous 14 years:

Craig Caldwell, President	950,000 shares
James C. Caldwell, Vice President	750,000 shares
Robert E, Covington, Secretary-Treasurer	950,000 shares

In addition, the Board authorized the Company to pay the following sums, if and when the cash is available, effective as of January 1, 2005:

Craig Caldwell, President and CEO	$75,000
James C. Caldwell, Vice President	$25,000
Robert E. Covington	$50,000

Securities or property, insurance or reimbursement of expenses: None

Aggregate of contingent form of remuneration: None

Registrant has no retirement plans or other employee benefit plans.

There are no existing plans or arrangements regarding future remuneration payments to officers, directors or significant employees.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following information is set forth with respect to any person or group who is known to registrant to be beneficial owner of more than five (5) percent of the registrant’s voting stock:

Title or Class	Name & Address	Amount Owned	Percent of Class
Common	J. William Powell, Jr.	2,908,900	13.09
	166 Bay Court
	Cross River, NY 10518

Common	Craig Caldwell	2,230,000	9.00%
	1273 South 1500 East
	Vernal, UT 84078

Common	James C. Caldwell	2,092,036	8.00%
	1835 North 1500 East
	Vernal, UT 84078

Common	Robert E. Covington	2,485,265	10.00%
	1273 South 1500 East
	Vernal, UT 84078

B.  Security Ownership of Management

Common	Craig Caldwell	2,230,000	9.00%

Common	James C. Caldwell	2,092,036	8.00%

Common	Robert E. Covington	2,485,265	10.00%

C.  Changes in Control

There are no arrangements known to registrant, including pledges by any person or securities, the operation of which may, at a subsequent date, result in a change of control of registrant.

ITEM 13: TRANSACTIONS WITH MANAGEMENT AND OTHERS

None

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS

Form 10-KSB

A.  Financial statements included in this filing: 12/31/2005

B.  Financial statement schedules in this filing:

“Standardized Measures of Discounted Future Net Cash Flow Relating to Proved, Recoverable Oil and gas reserves.”

Natural Gas	MMCF Gross	Hiko Bell Share
Dirty Devil 22-27	(2.7 BCFG)*	(1.35 BCFG)*
* Loss from Sale of Lease (12/10/2005)

C.  Reports on Form 10-K : None

Additional Information:
Registrant transfers its own stock.

Business Address:	1635 East 1500 South
Vernal, UT 84078

Mailing Address:	P.O. Box 1845
Vernal, UT 84078
Phone: (435) 789-3233
Fax: (435) 789-4560

Corporate Counsel:	Huntsman Evans Christiansen & Lofgran
10421 Jordan Gateway, Ste 550
South Jordan, UT 84095
Phone: (801) 576-2660

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

HIKO BELL MINING & OIL COMPANY

Date: March 31, 2006	by
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	by
Craig Caldwell, Chief Executive Officer
President and Director

Date: March 31, 2006	by
Robert E. Covington,
Secretary-Treasurer and Director