Form 10QSB
period 2006-03-31
HIKO BELL MINING & OIL CO
filed 2006-05-15
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

(unaudited)
or
* TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes☒ No *

The number of shares outstanding of the issuer's common stock, $0.01 par value, as of May 14, 2006 is 24,887,200.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

Transitional Small Business Disclosure Format (check one): Yes *  No ☒

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarter ending March 31, 2006 and year ending December 31, 2005

Consolidated Balance Sheet
(unaudited)
	March 31, 2006	December 31, 2005

Current Assets
Cash	$124,754	$235,555
Current receivables less allowance for bad debt	$26,955	$26,955
Investments	$163,000	$94,000
Other Assets	-0-	- 0 -
Totals	$314,709	$356,510

Properties, Building & Equipment
Assigned Non-producing Leases	$6,690	$6,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$278,730	$278,730
Totals	$382,075	$382,075

TOTAL ASSETS	$696,784	$738,585

Current Liabilities
Accounts payable	- 0 -	$13,555
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	$13,555

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,027,597)	$(2,985,796)

Total Liability and Stockholders Equity	$696,784	$738,585

Statement of Operations and Retained Earnings
For quarter ending March 31, 2006 and year ending December 31, 2005
(unaudited)

	March 31, 2006	December 31, 2005

Income
Consulting Income	- 0 -	- 0 -
Sale of Working Interest	- 0 -	$73,785
Capital Gains	- 0 -	$71,020
Production Income	$307	$982

Total	$307	$145,787

Expense
Operating Costs	$110,801	$218,915
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	- 0 -

Total	$110,801	$218,915

Income (loss) before taxes	$(110,494)	$(73,128)
Net Income (loss)	$(41,494)	$(73,128)
Retained Earnings (deficit)	$(3,027,597)	$(2,985,796)

Income (loss) per share	(.0016)	(.0008)

Consolidated Statements of Cash Flows
(unaudited)

	March 31, 2006	December 31, 2005

Cash flows from operating activities:	$307	$145,787
Net cash (used in) operating activities:	$110,801	$218,915
Cash flows from investing activities:	- 0 -	- 0 -
Net cash (used in) investing activities:	$69,000	- 0 -
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$(41,801)	$(64,080)

Cash at beginning of period:	$235,555	$9,048

Cash at end of period:	$124,754	$235,555

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

Hiko Bell Mining and Oil Company is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80-acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Hiko Bell's current portfolio is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2005.

Hiko Bell’s sources of the properties are state and federal oil and gas leases and fee (patented) lands, principally in the Rocky Mountain area.

Initial development of an oil and gas or mining prospect originates within the geologic department. The feasibility of acquiring such land is checked in state land offices, county court houses, with the Bureau of Land Management and other governmental agencies. Management then works up the economic viability of the project with an Authority for Expenditure (AFE). If the economics are favorable and the acreage is available, a review is made of the cost of acquisition, of geologic and geophysical work, the cost of the drilling or exploration work, the cost of completion of “putting into production: and the current and future market conditions. If all of these varied factors are favorable, the plan is then approached form the standpoint of funding the project.

All of the above operations are conducted by Hiko Bell and require various degrees of skill, knowledge and experience, combined with a high degree of group effort and motivation.

Competition

Hiko Bell operates in a highly competitive industry were success is dependent upon the ability to generate excellent projects, which are financially within the limits and range of registrant, to move quickly and decisively and to obtain the required financing and follow the project through form beginning to end. Management is fortunate in having a highly motivated staff with more than 90 years of combined industry experience.

Legal Issues

During the last several quarters, Hiko Bell has incurred tremendous legal expenses. Much of it was from being sued several times in 2005 by individuals we believe may have acquired stock with the express purpose of bringing suit against Hiko Bell, in order to gain control of the company and its assets. Those legal matters at present have been settled, but it is critical to the financial survival of the corporation that future lawsuits or threats of lawsuits be more aggressively addressed by counter-suits, or other measures as deemed appropriate after negotiation has failed.

Reporting and Control Issues

Due to the Sarbanes-Oxley Act of 2002, our reporting and internal controls are being improved. The requirements of such reporting and control changes will be costly and cause financial hardship for many small businesses, forcing some to close. We hope congress will revisit legislation allowing the S.E.C. more flexibility in its implementation, such as moving it under the auspices of the S.E.C. Act of 1934. We are at this point however, striving for full compliance.

Future Looking

Hiko Bell is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrant’s mining projects have been developed on company-owned property. Oil and gas exploration in the United States, onshore, has been at a low ebb during the past four years, due in part to the drastic decrease in oil and gas prices. This has now turned around, with oil recently maintaining a price of around $60.00 per barrel from a low of $25.00 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MDF in the Uintah Basin. Further exploration work will be done on the company’s placer gold claims, now that the price of gold has risen to over $600 per ounce.

Hiko Bell Mining & Oil Company recently acquired new Federal 10-year oil and gas leases covering in excess of 42,000 acres with 100% Working Interest. These leases are located in the East Great Basin of Nevada trend along the Thrust-Belt Hingeline. Major thrust faults, mapped by the U.S. Geological Survey, indicate the new leases to be favorably located. The U.S.G.S. fact sheet of May 2005 has estimated an average of 1.6 billion barrels of undiscovered oil and a mean of 1.8 trillion cubic feet of natural gas in the Eastern Great Basin. These acquisitions are seen as a major new asset for the company.

Plans are underway at present to evaluate these new assets through further geologic research and extensive planning by the company’s research team- Geologist Robert E. Covington, landman Robert Wilpitz, as well as other associated partners.

Hiko Bell must seek legitimate development partners to bring these leases as well as other projects into production. Hiko Bell's current portfolio is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2005.

ITEM 3
CONTROLS AND PROCEDURES

Hiko Bell’s chief executive officer and secretary-treasurer are responsible for establishing and maintaining disclosure controls and procedures for Hiko Bell.

(a)	Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our chief executive officer and secretary-treasurer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our chief executive officer and our secretary-treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and secretary-treasurer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in Internal Controls
During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None at present. See PART 1, “Legal Issues”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Shareholders of the company was held on the 14th of January, 2006 at the Little America Hotel in Salt Lake City, Utah. Craig Caldwell, James Caldwell and Robert E. Covington were retained as the Board of Directors until the next meeting. Previously issued shares of Treasury Stock as listed below, registered with the “Restricted” Notation, were authorized as remuneration for 14 years of uncompensated service:

Craig Caldwell, President	950,000 shares
James C. Caldwell, Vice President	750,000 shares
Robert E, Covington, Secretary-Treasurer	950,000 shares

It was also voted that the company would move toward obtaining the services of a certified auditor.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits and Reports on Form 10-QSB, filed for the quarter ended March 31, 2006:

Exhibit "31" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit "32" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

HIKO BELL MINING & OIL COMPANY

Date: May 14, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: May 14, 2006	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director