Form 10QSB
period 2006-06-30
HIKO BELL MINING & OIL CO
filed 2006-08-15
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  Yes  ☒   No  ☐

The number of shares outstanding of the issuer's common stock, $0.01 par value, as of June 14, 2006 is 24,887,200.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No  ☒

Transitional Small Business Disclosure Format (check one): Yes   ☐  No  ☒

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarters ending June 30, 2006 and March 31, 2006

Consolidated Balance Sheet
(unaudited)

	June 30, 2006	March 31, 2006

Current Assets
Cash	$60,047	$124,754
Current receivables less allowance for bad debt	$26,955	$26,955
Investments	$28,809	$163,000
Other Assets	-0-	- 0 -
Totals	$115,811	$314,709

Properties, Building & Equipment
Assigned Non-producing Leases	$169,690	$6,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$278,730	$278,730
Totals	$545,075	$382,075

TOTAL ASSETS	$660,866	$696,784

Current Liabilities
Accounts payable	- 0 -	- 0 -
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	- 0 -

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,061,621)	$(3,027,597)

Total Liability and Stockholders Equity	$660,866	$696,784

Statement of Operations and Retained Earnings
For quarters ending June 30, 2006 and March 31, 2006
(unaudited)

	June 30, 2006	March 31, 2006

Income
Consulting Income	$1,325	- 0 -
Sale of Working Interest	- 0 -	- 0 -
Capital Gains	- 0 -	- 0 -
Production Income	$549	$307-

Total	$1,874	$307

Expense
Operating Costs	$64,707	$110,801
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	- 0 -

Total	$64,707	$110,801

Income (loss) before taxes	$(62,833)	$(110,494)
Net Income (loss)	$(34,024)	$(41,494)
Retained Earnings (deficit)	$(3,061,621)	$(3,027,597)

Income (loss) per share	(.0013)	(.0016)

Consolidated Statements of Cash Flows
(unaudited)

	June 30, 2006	March 31, 2006

Cash flows from operating activities:	$1,874	$307
Net cash (used in) operating activities:	$62,833	$110,801
Cash flows from investing activities:	- 0 -	- 0 -
Net cash (used in) investing activities:	$28,809	$69,000
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$(34,024)	$(41,801)

Cash at beginning of period:	$124,754	$235,555

Cash at end of period:	$60,047	$124,754

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “POTENTIAL,” “FAVORABLE,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, OR THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE DEVELOPMENT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

General

Hiko Bell Mining and Oil Company is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80-acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Hiko Bell's portfolio other than recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2005.

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

Competition

Hiko Bell operates in a highly competitive industry where success is dependent upon the ability to generate excellent projects, which are financially within the limits and range of the company, to move quickly and decisively and to obtain the required financing and follow the project through from beginning to end. Management is fortunate in having a highly motivated staff with more than 90 years of combined industry experience.

Reporting and Control Issues

Due to the Sarbanes-Oxley Act of 2002, our reporting and internal controls have been improved. The requirements of reporting and control changes continue to be costly and cause financial hardship for many small businesses. While requirements for small public companies remain subject to review and change, and while we hope the S.E.C. will continue to rule for more flexibility in implementation, we believe Hiko Bell to be in compliance with current regulations.

Hiko Bell references the following excerpt from an S.E.C. proposal (dated August 9, 2006), as it addresses future measures that may be required of Hiko Bell.

SECURITIES AND EXCHANGE COMMISSION
17 CFR PARTS 210, 228, 229, 240 and 249
[RELEASE NOS. 33-8731; 34-54295; File No. S7-06-03]
RIN 3235-AJ64
INTERNAL CONTROL OVER FINANCIAL REPORTING IN EXCHANGE ACT
PERIODIC REPORTS OF NON-ACCELERATED FILERS AND NEWLY PUBLIC
COMPANIES
AGENCY: Securities and Exchange Commission.
ACTION: Proposed extension of compliance dates.
SUMMARY: We are proposing to further extend for smaller public companies the dates that were published on September 22, 2005, in Release No. 33-8618 [70 FR 56825] for their compliance with the internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to the proposal, a non-accelerated filer would not be required to provide management’s report on internal control over financial reporting until it files an annual report for a fiscal year ending on or after December 15, 2007. If we have not issued additional guidance for management on how to complete its assessment of internal control over financial reporting in time to be of assistance in connection with annual reports filed for fiscal years ending on or after December 15, 2007, this deadline could be further postponed. Under the proposal, the auditor’s attestation report on internal control over financial reporting would not be required until a non-accelerated filer files an annual report for a fiscal year ending on or after December 15, 2008. If revisions to Auditing Standard No. 2 have not been finalized in time to be of assistance in connection with annual reports filed for fiscal years ending on or after December 15, 2008, this deadline could also be further postponed.

This proposal was adopted and is found at www.sec.gov/news/press/2006/2006-136.htm

Please also see GAO report number GAO-06-361 entitled 'Sarbanes-Oxley Act: Consideration of Key Principles Needed in Addressing Implementation for Smaller Public Companies’ (released May 8, 2006).

These documents are referenced herein only to address the issue of compliance with the new reporting and internal control regulations. Hiko Bell is implementing current regulations, but as referenced in the GAO report, these steps are not yet fully defined, and are costly to implement. Hiko Bell will continue to follow the S.E.C. lead in matters of compliance.

Future Looking

Hiko Bell is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrant’s mining projects have been developed on company-owned property. Oil and gas exploration in the United States, onshore, having been at low ebb during the previous several years, due in part to the drastic decrease in oil and gas prices has now turned around. Oil recently maintaining a price of over $70.00 per barrel from a low of $25.00 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MCF in the Uintah Basin. Further exploration work will also be done on the company’s placer gold claims, now that the price of gold has risen to over $600 per ounce.

Looking forward considering current known global oil reserves, as well as such factors as China’s current rate of consumption, which is today second only to the United States, Hiko Bell feels that developing new reserves specifically in the continental U.S. is of prime importance. Within 10 years it is estimated that China’s consumption will double. That nation continues to pursue Middle East reserves as it moves into the Venezuelan market. China has even gone so far as to deploy troops to protect its Nigerian oil interests. These and many other factors make it even more imperative that new fields be located, explored and developed within the United States. Hiko Bell is also staying apprised of alternatives to oil, such as those currently being developed worldwide using bio-fuels. The Company has in the last quarter been approached by extraction technology firms to participate in projects such as tar sands and oil shale that exist in the Uintah Basin of Eastern Utah. But it remains evident that the most prudent corporate plan of action at present is to work for development of new oil and gas reserves, such as those held by most Geologists to be present in the Eastern Great Basin of Nevada.

Beginning in the last quarter of 2005, continuing to the present, Hiko Bell Mining & Oil Company has acquired new Federal 10-year oil and gas leases covering in excess of 42,000 acres with 100% Working Interest. These leases are located in the East Great Basin of Nevada trend along the Thrust-Belt Hingeline. Major thrust faults, mapped by the U.S. Geological Survey, indicate the new leases to be favorably located. The U.S.G.S. fact sheet of May 2005 has estimated an average of 1.6 billion barrels of undiscovered oil and a mean of 1.8 trillion cubic feet of natural gas in the Eastern Great Basin. These acquisitions are seen as a major new asset for the company.

Plans to evaluate these new assets through further geologic research have continued in the last quarter and have shown significant potential. Currently underway are efforts for procurement of several thousand more acres in the same area.

After the geologic study of its Nevada leases, Hiko Bell has chosen a tract of approximately 16,000 acres which show perhaps, the best potential for the discovery of a major new find. The prospect is in southeastern Nevada, in Lincoln County just west of the Utah State line. The block lies on top of a major structural fold trending north to south and is over 16 miles in length, lying in the Hingleline-Great Basin Thrust area of the Rocky Mountain oil and gas production “Fairway”. Included in this area are many prolific fields such as Pineview, Anschutz, Anschutz Ranch East, Ryckman Creek, Whitney Canyon, East Painter and the recently discovered Covenant oil field of Wolverine Gas and Oil Company in central Utah at Sigurd. All of these fields contain very large volumes of gas and oil reserves and most significantly, all are analogous to the geologic structure, reservoir rocks, source beds, trap time formation and maturation of the entrapped hydrocarbons that are present in Hiko Bell’s prospect.

In addition to the standard geologic study it has conducted, Hiko Bell has scheduled Digital Satellite Spectral Mapping (DSSM) of the acreage to take place in the third quarter of this year. In addition to standard DSSM technology, which spectrally identifies areas altered by hydrocarbon seepage, another variable in the interpretation is now available, which shows the reflectivity ratios of iron and clay minerals that are also altered by hydrocarbon micro-seepage. This is determined by another band in the digital satellite data. An upcoming article on this topic is due to be published in the Oil & Gas Journal within several weeks of this filing.

Hiko Bell, having nearly completed its extensive geologic study on this particular tract, chosen from its significant Nevada acreage, is optimistic that the economic means to complete its exploration and production will present itself.

In addition to its new Nevada oil & gas prospects, offers have been fielded for the development of Hiko Bell’s placer gold claims along the Green River in Eastern Utah. At present, negotiations are underway which may or may not yield results in this regard.

Also, Hiko Bell is preparing to file approximately 2,000 acres of gold mining claims with the Bureau of Land Management in Washington County, Utah. The company has done a considerable amount of fieldwork on the property and sampled the outcrops extensively several years ago.

Hiko Bell's portfolio, previous to recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2005.

Hiko Bell has invested heavily in the first two quarters of 2006 in the acquisition of new leases and geologic study of these properties. It is imperative at this point the company find the financial means to proceed with its exploration program. The company plans to continue with efforts we hope will lead to serious and qualified prospective partners and a potential joint-venture exploration program of our Nevada properties. The company is also reviewing possible avenues of reorganization for the purpose of recapitalizing.

ITEM 3
CONTROLS AND PROCEDURES

Hiko Bell’s chief executive officer and secretary-treasurer are responsible for establishing and maintaining disclosure controls and procedures for Hiko Bell.

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our chief executive officer and secretary-treasurer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our chief executive officer and our secretary-treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and secretary-treasurer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls
During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits and Reports on Form 10-QSB, filed for the quarter ended June 30, 2006:

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

HIKO BELL MINING & OIL COMPANY

Date: August 14, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: August 14, 2006	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director