Form 10QSB
period 2006-09-30
HIKO BELL MINING & OIL CO
filed 2006-11-14
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes☒  No ☐

The number of shares outstanding of the issuer's common stock, $0.01 par value, as of June 14, 2006 is 24,887,200.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarters ending September 30, 2006 and June 30, 2006

Consolidated Balance Sheet
(unaudited)

	September 30, 2006	June 30, 2006

Current Assets
Cash	$34,866	$60,047
Current receivables less allowance for bad debt	$26,955	$26,955
Investments	$28,809	$28,809
Other Assets	-0-	- 0 -
Totals	$90,630	$115,811

Properties, Building & Equipment
Assigned Non-producing Leases	$169,690	$169,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$278,730	$278,730
Totals	$545,075	$545,075

TOTAL ASSETS	$635,075	$660,866

Current Liabilities
Accounts payable	- 0 -	- 0 -
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	- 0 -

Stockholder’s Equity
Common Stock, 25,000,000 Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,087,412)	$(3,061,621)

Total Liability and Stockholders Equity	$635,075	$660,866

Statement of Operations and Retained Earnings
For quarters ending September 30, 2006 and June 30, 2006
(unaudited)

	September 30, 2006	June 30, 2006

Income
Consulting Income	$6,219	1,325
Sale of Working Interest	- 0 -	- 0 -
Capital Gains	- 0 -	- 0 -
Production Income	$307	$549
Return of Bond	$10,600	- 0 -

Total	$17,126	$1,874

Expense
Operating Costs	$42,306	$64,707
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	- 0 -

Total	$42,306	$64,707

Income (loss) before taxes	$(25,180)	$(62,833)
Net Income (loss)	$(25,180)	$(34,024)
Retained Earnings (deficit)	$(3,087,412)	$(3,061,621)

Income (loss) per share	(.001)	(.0013)

Consolidated Statements of Cash Flows
(unaudited)

	September 30, 2006	June 30, 2006

Cash flows from operating activities:	$6,526	$1,874
Net cash (used in) operating activities:	$42,306	$62,833
Cash flows from investing activities:	$10,600	- 0 -
Net cash (used in) investing activities:	- 0 -	$28,809
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$(25,180)	$(34,024)

Cash at beginning of period:	$60,047	$124,754
Cash at end of period:	$34,866	$60,047

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

Legal Issues

As stated in previous quarterly filings Hiko Bell, during the last year, has spent considerable monies addressing spurious legal attacks from a small group of individuals we believe are solely intent upon gaining control of the corporation and its assets. This harassment continues at present. The company has recently retained a new major law firm to address these issues. These complaints are at present being addressed without the need for suit. It remains however, quite important to the company that they each are resolved in order to insure the long-term health of the company. There remains, if negotiations fail, the filing of a counter-suit as a possible course of action.

Reporting and Control Issues

Due to the Sarbanes-Oxley Act of 2002, our reporting and internal controls have been improved. The requirements of reporting and control changes continue to be costly and cause financial hardship for many small businesses. While requirements for small public companies remain subject to review and change, and while we hope the S.E.C. will continue to rule for more flexibility in implementation, we are presently striving to be compliant, and believe Hiko Bell is in compliance with current regulations.

Hiko Bell references the following excerpt from an S.E.C. proposal (dated August 9, 2006), as it addresses future measures that may be required.

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

This proposal was adopted and is found at http://www.sec.gov/news/press/2006/2006-136.htm

Please also see GAO report number GAO-06-361 entitled 'Sarbanes-Oxley Act: Consideration of Key Principles Needed in Addressing Implementation for Smaller Public Companies’ (released May 8, 2006).

These documents are referenced herein only to address the issue of compliance with the new reporting and internal control regulations. Hiko Bell is seeking to be compliant with current regulations, but as referenced in the GAO report, these further steps are not yet fully standardized for smaller corporations, and are costly to implement. Hiko Bell will continue to follow the S.E.C. lead in matters of compliance.

Future Looking

Hiko Bell is primarily in the oil, gas and mining business. The Company works up and develops oil and gas exploration projects for development. Most of the registrant’s mining projects have been developed on company-owned property. Oil and gas exploration in the United States, onshore, having been at low ebb during the previous several years, due in part to the drastic decrease in oil and gas prices has now turned around. Oil recently maintains a price of over $60.00 per barrel from a low of $25.00 several years ago. The price paid per thousand cubic feet of natural gas has risen to $5.15 per MCF in the Uintah Basin. Further exploration work is also being done on the company’s placer gold claims, in that the price of gold has risen to over $600 per ounce.

Looking forward considering current known global oil reserves, as well as such factors as China’s current rate of consumption, (which is today second only to the United States) Hiko Bell feels that developing new reserves specifically in the continental U.S. is of prime importance. Within 10 years it is estimated that China’s consumption will double. That nation continues to pursue Middle East reserves as it moves into the Venezuelan market. China has even gone so far as to deploy troops to protect its Nigerian oil interests. These and many other factors make it even more important that new fields be located, explored and developed within the continental United States.

Hiko Bell is also staying apprised of alternatives to oil, such as those currently being developed worldwide using bio-fuels. The Company was in the first quarter approached by an extraction technology firm to participate in projects such as tar sands and oil shale that exist in the Uintah Basin of Eastern Utah. It remains evident however that the most prudent corporate plan of action at present is to work for development of new oil and gas reserves, such as those held by most Geologists to be present in the Eastern Great Basin of Nevada.

Beginning in the last quarter of 2005 and continuing into the second quarter of 2006, Hiko Bell Mining & Oil Company acquired new Federal 10-year oil and gas leases covering in excess of 42,000 acres with 100% Working Interest. These leases are located in the East Great Basin of Nevada trend along the Thrust-Belt Hingeline. Major thrust faults, mapped by the U.S. Geological Survey, indicate the new leases to be favorably located. The U.S.G.S. fact sheet of May 2005 has estimated an average of 1.6 billion barrels of undiscovered oil and a mean of 1.8 trillion cubic feet of natural gas in the Eastern Great Basin. These acquisitions are seen as a major new asset for the company.

During the time period in which Hiko Bell acquired its 42,000 acres currently under lease from the BLM, company management undertook, on the advice of its landman, to secure additional acreage totaling over 42,000 acres. It is foreseen that these acres will be secured by the first or second quarter of 2007, if not before.

After the geologic study of its currently held Nevada leases Hiko Bell chose, in the second quarter, a tract of approximately 16,000 acres which show perhaps, the best potential for the discovery of a major new find. The prospect is in southeastern Nevada, in Lincoln County just west of the Utah State line. The block lies on top of a major structural fold trending north to south and is over 16 miles in length, lying in the Hingleline-Great Basin Thrust area of the Rocky Mountain oil and gas production “Fairway”.  Included in this area are many prolific fields such as Pineview, Anschutz, Anschutz Ranch East, Ryckman Creek, Whitney Canyon, East Painter and the recently discovered Covenant oil field of Wolverine Gas and Oil Company in central Utah at Sigurd. All of these fields contain very large volumes of gas and oil reserves and most significantly, all are analogous to the geologic structure, reservoir rocks, source beds, trap time formation and maturation of the entrapped hydrocarbons that are present in Hiko Bell’s prospect.

Hiko Bell had scheduled Digital Satellite Spectral Mapping (DSSM) of the acreage to take place in the third quarter of this year. It has however recently been decided to pursue several other new proprietary technologies for the determination of reserves in this area, which promise to be more conclusive. If undertaken, these studies would also be expanded to include other acreage within its Nevada leases.

During the third quarter, Hiko Bell was approached by representatives of an international energy company in regard to its Nevada leases. This company, which currently has exploration and production operations in several countries worldwide, is seeking to enter a joint venture arrangement with Hiko Bell for the drilling of a test well on Hiko Bell’s Nevada prospect. If concluded, this arrangement would also likely include options for involvement in Hiko’s other Nevada acreage as well as capital to secure Hiko Bell’s currently pending acreage. If an arrangement is reached, it will provide an infusion of capital that would allow Hiko Bell to not only continue with more comprehensive geologic studies of other acreage, but also to drill exploratory wells and to secure additional acreage. This is seen as a major new opportunity, which would allow Hiko Bell to put wells into production in Nevada.

In addition to negotiation for production on its new Nevada oil & gas prospects, an offer is currently being negotiated for the sale of its gold mining claims along the Green River in northeastern Utah. If this negotiation is successful, Hiko Bell could receive a substantial infusion of cash in 2007, which would allow the company to proceed at a much faster rate with its plan to extensively explore and drill test holes on its Nevada lease. It would also allow Hiko to secure more acreage while the cost remains relatively low.

The management of Hiko Bell has pursued a course throughout the last year emphasizing the acquisition of new leases and endeavors leading to the exploration and subsequent production on these leases. Most of the cash received from the sale of properties in 2005 has been depleted to this end, and management has no doubt that this plan should continue to be pursued. Recently established contacts, as well as relationships cultivated earlier, appear to be on the verge of yielding results. An infusion of cash to be used for exploration and drilling is of utmost importance. To this end, the offers currently on the table are being carefully analyzed and considered.

Hiko Bell’s management has been pleased with progress made in securing its new leases, as well as the present status of ongoing talks. While expenditures for the acquisition of these leases has been substantial since the end of 2005, and the ongoing legal harassment has been costly, management feels significant progress has been made to secure the ongoing health of the company and sees great potential for growth.

Hiko Bell’s management has previously used significant resources acquiring the leases in the eastern Great Basin of Nevada. It undertook geologic studies of its primary prospect chosen from that acreage and has also pursued acquisition of additional acreage in Nevada. With the negotiations begun in the third quarter for a joint venture agreement in Nevada, and the sale of its gold claims in northeastern Utah, Hiko Bell’s management feels the company could be uniquely posed to pursue a major new exploration and production plan in Nevada. If successful these agreements could rapidly allow Hiko Bell to put wells into production, which should increase the value of its stock, potentially creating significantly added value for its shareholders.

Hiko Bell's portfolio, previous to recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2005.

ITEM 3
CONTROLS AND PROCEDURES

Hiko Bell’s chief executive officer and secretary-treasurer are responsible for establishing and maintaining disclosure controls and procedures for Hiko Bell.

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our chief executive officer and secretary-treasurer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our chief executive officer and our secretary-treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and secretary-treasurer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls
During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

HIKO BELL MINING & OIL COMPANY

Date: September 13, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2006	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: September 13, 2006	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director