Form 10KSB
period 2006-12-31
HIKO BELL MINING & OIL CO
filed 2007-04-18
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Yes  ☐ No  ☒

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing: $ 1,990,976.

ITEM 1:BUSINESS

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

Geologic investigations of the area have shown the property to have a high potential value from mineral production of gold and silver. Registrant intends to do a physical sampling of the property in summer and fall of 2007.

UTAH: Uintah County: Registrant owns 10 placer mining claims located along the Green River in northeastern Utah, 8 miles northeast of the town of Jensen. The claims are accessible year-round by a gravel road that is maintained by Uintah county. The gold content of the gravels ranges from .05 to .08 ounce per ton. The gravels on the property have been calculated to contain 2.5 million ounces of gold in the 20 million cubic yards of material. The ore also contains an estimated 2.5 million ounces of silver. Engineering data indicates that the average value of the ore, screened to a minus ¼” is $121.46 per ton, having calculated that value using the price of gold at $380 per ounce, with the price now currently in excess of $600 per ounce. The cost of mining, concentrating and refining, using that parameter, is estimated to be $32.25/ton. This would give the operation a Net profit of $89.20/ton, before taxes. Based on a 2500 ton per day operation, utilizing 300 working days per year, annual pre-tax revenue could be around $40,000,000. Estimated plant and equipment costs are $8,360,000.

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

ITEM 3: LEGAL PROCEDURES

None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5: MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDERS

YEAR	FIRST	SECOND	THIRD	FOURTH

2002 High	.01	.01	.01	.01
2002 Low	.005	.005	.005	.005

2003 High	.01	.01	.02	.05
2003 Low	.005	.005	.01	.02

2004 High	.03	.03	.035	.03
2004 Low	.02	.02	.03	.02

2005 High	.05	.05	.07	.07
2005 Low	.04	.04	.04	.04

2006 High	.08	.10	.09	.10
2006 Low	.05	.05	.08	.06

ITEM 6: SELECTED FINANCIAL DATA FOR THE YEAR ENDING DECEMBER 31

	2006	2005	2004	2003	2002	2001
Operating
Revenue	94,553	93,260	5,704	42,621	20,875	22,757
Net income
(Loss)	(175,683)	(73,128)	(46,544)	(81,986)	(3,639)	(5,268)
Earning
(Loss)	(.007)	(.0008)	(.00184)	(.00012)	(.00025)	(.00023)
Total
Assets	$638,387	$738,585	$711,347	$567,077	$740,389	$726,452

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF STATEMENT OF OPERATIONS

Beginning in December 2005 and continuing throughout 2006, Hiko Bell’s management pursued a course of acquiring leases in several Nevada counties. This totaled over 42,000 acres at the end of 2006, with options on another 42,000 acres. Management believed and still believes that unproven major reserves exist on these lands. Geologic studies were undertaken and several prospective partners entered talks with Hiko Bell for possible exploration programs.

From within its acreage, a tract in Lincoln County, Nevada was chosen as the most promising and geologic studies were undertaken. In the 3rd quarter of 2006, the representative of a foreign company contacted Hiko Bell’s management and entered into discussions for work on this exploration program. The company later declined, instead choosing to focus on Gulf Coast explorations it had previously planned. The same representative continues to pursue investors for Hiko Bell, having presented the plan to another foreign group with which talks continue. During the 4th quarter of 2006 Hiko management thought it prudent to more thoroughly study the balance of its Nevada acreage. This work has produced more extensive geologic studies of lands in several Nevada counties. Management at present is compiling reports of other exploration projects for dissemination to potential investors. At the end of 2006, talks were underway with several companies for possible joint venture projects in Nevada. Geologic studies also show the leases in Nevada to hold the possibility for gold find, which would present other opportunities for Hiko Bell.

In addition to talks underway for an exploration program in Nevada, the discussions continue for the sale of Hiko Bell’s gold claims on the Green River in eastern Utah. These talks are proceeding at a much slower pace than management would hope for, but successful completion would give Hiko Bell an infusion of capital that would greatly accelerate an exploration program in Nevada, possibly without the need for a major investor.

At the onset of Hiko Bell’s leasing plan in Nevada, management felt that several locations in Nevada hold the potential for major new finds of oil and gas. Management remains confident these reserves exist. As domestic oil reserves are depleted, oil producers will likely redefine the parameters for viable exploration. Hiko Bell’s management feels it is well positioned with its Nevada leases, and that they will prove even more viable with time.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Balance Sheet for the year ended
December 31, 2006 and 2005 (unaudited)

Statement of Operation and Retained earning
for the year ended December 31, 2006 and 2005 (unaudited)

Notes to financial statements (unaudited)

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet
Unaudited

For the year ended December 31	2006	2005

Current Assets
Cash	$9,961	$235,555
Current receivables less allowance for bad debt	$151,214	$26,955
Investments	- 0 -	$94,000
Other Assets	- 0 -	- 0 -
Totals	$161,175	$356,510

Properties, Building & Equipment
Assigned Non-producing Leases	$6,690	$6,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$111,127	$25,618
Working Interest	- 0 -	$49,162
Mining Property	$337,520	$278,730
Totals	$477,212	$382,075

TOTAL ASSETS	$638,387	$738,585

HIKO BELL MINING & OIL COMPANY
Consolidated Balance Sheet (continued)
Unaudited

For the year ended December 31	2006	2005

Current Liabilities
Accounts payable	$4,842	$13,555
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	$4,842	$13,555

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,606,152	$3,430,469

Retained Earning (deficit)	(3,161,479)	($2,985,796)

Total Liability and Stockholders Equity	$698,387	$738,585

HIKO BELL MINING & OIL COMPANY
Statement of Operations and Retained Earnings
Unaudited

For the year ended December 31	2006	2005

Income
Consulting Income	$18,545	- 0 -
Sale of Working Interest	- 0 -	$73,785
Capital Gains	- 0 -	$71,020
Other Income	$75,000	- 0 -
Production Income	$1,008	$982

Total	$94,553	$145,787

Expense
Operating Costs	$270,236	$218,915
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	- 0 -

Total	$270,236	$218,915

Income (loss) before taxes	($175,683)	($73,128)
Net Income (loss)	($175,683)	($73,128)
Retained Earnings (deficit)	($3,161,479)	($2,985,796)

Income (loss) per share	(.007)	(.0008)

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

C. Identification of certain Significant Employees

None

D. Resume of Experience

The professional work experience of the three officers of registrant have a combined total, in the oil, gas and mining business of more than 100 years.

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

No officer of the Company has received remuneration, salary, stock or other benefits during 2006.

Securities or property, insurance or reimbursement of expenses: None

Aggregate of contingent form of remuneration: None

Registrant has no retirement plans or other employee benefit plans.
There are no existing plans or arrangements regarding future remuneration payments to officers, directors or significant employees
.
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

ITEM 13: TRANSACTIONS WITH MANAGEMENT AND OTHERS

None

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS

Form 10-KSB

A. Financial statements included in this filing: 12/31/2006

B. Financial statement schedules in this filing: None

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

HIKO BELL MINING & OIL COMPANY

Date: April 14, 2007	by	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2007	by	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: April 14, 2007	by	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director