Form 10QSB
period 2007-03-31
HIKO BELL MINING & OIL CO
filed 2007-08-20
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

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

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarters ending March 31, 2007 and June 30, 2006

Consolidated Balance Sheet
(unaudited)

	March 31, 2007	June 30, 2006

Current Assets
Cash	$5,571	$60,047
Current receivables less allowance for bad debt	$54,620	$26,955
Investments	$28,809	$28,809
Other Assets	-0-	- 0 -
Totals	$89,000	$115,811

Properties, Building & Equipment
Assigned Non-producing Leases	$169,690	$169,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$337,520	$278,730
Totals	$603,415	$545,075

TOTAL ASSETS	$692,415	$660,866

Current Liabilities
Accounts payable	- 0 -	- 0 -
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	- 0 -

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,165,869)	$(3,061,621)

Total Liability and Stockholders Equity	$692,415	$660,866

Statement of Operations and Retained Earnings
For quarters ending March 31, 2007 and June 30, 2006
(unaudited)

	March 31, 2007	June 30, 2006

Income
Consulting Income	$15,740		$1,325
Sale of Working Interest	- 0 -		- 0 -
Capital Gains	- 0 -		- 0 -
Production Income	$450		$549
Services	- 0 -		- 0 -
Return of Bond	- 0 -	$	- 0 -

Total	$16,190		$1,847

Expense
Operating Costs	$20,580		$64,707
Depreciation & Depletion	- 0 -		- 0 -
Interest	- 0 -		- 0 -

Total	$20,580		$64,707

Income (loss) before taxes	$(4,390)		$(62,833)
Net Income (loss)	$(4,390)		$(34,024)
Retained Earnings (deficit)	$(3,165,869)		$(3,061,621)

Income (loss) per share	(.0002)		(.0013)

Consolidated Statements of Cash Flows
(unaudited)

	March 31, 2007	June 30, 2006

Cash flows from operating activities:	$16,190	$1,874
Net cash (used in) operating activities:	$20,580	$62,833
Cash flows from investing activities:	- 0 -	- 0 -
Net cash (used in) investing activities:	- 0 -	$28,809
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$(4,390)	$(34,024)

Cash at beginning of period:	$9,961	$124,754

Cash at end of period:	$5,571	$60,047

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

General

Hiko Bell Mining and Oil Company is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80-acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing and producing oil, gas and minerals, including the acquisition of leases, farmouts, mining properties or other valuable mineral lands. Hiko Bell's portfolio other than recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2007.

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

Legal Issues

None at present.

Reporting and Control Issues

Due to the Sarbanes-Oxley Act of 2002, our reporting and internal controls have been improved.   The requirements of reporting and control changes continue to be costly and cause financial hardship for many small businesses. While requirements for small public companies remain subject to review and change and while we hope the S.E.C. will continue to rule for more flexibility in implementation, we are presently striving to be compliant, and believe Hiko Bell to be in compliance with current regulations.

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

These documents are referenced herein only to note Hiko Bell’s desire that the S.E.C. continue using some latitude in dealing with smaller public companies.  Hiko Bell seeks to be compliant with current regulations, and will continue to follow the S.E.C. lead in these matters.

Future Looking

Hiko Bell is primarily in the oil, gas and mining business.  The Company works up oil and gas exploration projects for development.  Most of the company’s mining projects have been developed on company-owned property.  Oil and gas exploration in the United States, onshore, have been at low ebb during the previous several years, due in part to the drastic decrease in oil and gas prices. This has now turned around.  From a low of $ 25.00 several years ago, oil recently maintains a price of over $60.00 per barrel.  The price paid per thousand cubic feet of natural gas has risen to $5.15 per MCF in the Uintah Basin.  The price of gold has risen to over $600 per ounce and further exploration work is being done on the company’s placer gold claims.

Looking forward considering current known global oil reserves, and China’s current rate of consumption in particular, (which is today second only to the United States) Hiko Bell feels that developing new reserves specifically in the continental U.S. is of prime importance.  Within 10 years it is estimated that China’s consumption will double.  That nation continues to pursue Middle East oil reserves as it moves into the Venezuelan market, which presently supplies the United States.  This is occurring even though the present political situation in Venezuela is considered by many to be volatile.  China has previously gone so far as to deploy troops to protect its Nigerian oil interests.  The control and distribution of Nigerian oil reserves are, at best, subject to extremely complex internal political factors.  It also appears that in many areas of Asia, the cost to produce oil has risen as governments have begun asserting more control over lucrative fields.

These and many other factors make it even more apparent to Hiko Bell’s management that new fields are pursued within the continental United States.

Hiko Bell is also staying apprised of alternatives to oil, such as those currently being developed worldwide using bio-fuels.  In the first quarter of 2006 the Company was approached by an extraction technology firm to participate in projects such as tar sands and oil shale that exist in the Uintah Basin of Eastern Utah.  It remains evident however that the most prudent corporate plan of action at present is to work for development of new oil and gas reserves, such as those held by most Geologists to be present in the Eastern Great Basin of Nevada.

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

During the time period in which Hiko Bell acquired its 42,000 acres currently under lease from the BLM, company management undertook, on the advice of its landman to secure acreage totaling over an additional 42,000 acres.  This new acreage has not yet been finally secured for the company, but management is optimistic that negotiations currently underway will provide the revenue needed to do so.

After the geologic study of its currently held Nevada leases Hiko Bell chose, in the second quarter of 2006, a tract of approximately 16,000 acres which shows perhaps, the best potential for the discovery of a major new find.   The prospect is in southeastern Nevada, in Lincoln County just west of the Utah State line.  The block lies on top of a major structural fold trending north to south and is over 16 miles in length, lying in the Hingleline-Great Basin Thrust area of the Rocky Mountain oil and gas production “Fairway”.  Included in this area are many prolific fields such as Pineview, Anschutz, Anschutz Ranch East, Ryckman Creek, Whitney Canyon, East Painter and the recently discovered Covenant oil field of Wolverine Gas and Oil Company in central Utah at Sigurd.  All of these fields contain very large volumes of gas and oil reserves and most significantly, all are analogous to the geologic structure, reservoir rocks, source beds, trap time formation and maturation of the entrapped hydrocarbons that are present in Hiko Bell’s prospect.

Hiko Bell had scheduled Digital Satellite Spectral Mapping (DSSM) of the acreage to take place in the third quarter of 2006.  It was decided however, in the last quarter of 2006, to pursue several other new proprietary technologies for the determination of reserves in this area.  These studies are planned for completion as part of negotiations currently underway with a multinational firm.  These new proprietary technologies promise to be more conclusive than older mapping techniques.  If undertaken, these studies would also be expanded to include other acreage within its Nevada leases.

During the third quarter, representatives of an international energy corporation in regard to its Nevada leases approached Hiko Bell.  This company, which currently has exploration and production operations in several countries worldwide, is seeking to enter a joint venture arrangement with Hiko for the drilling of a test well on Hiko Bell’s Nevada prospect.  If concluded, this arrangement would also likely include options for involvement in Hiko’s other Nevada acreage as well as capital to secure Hiko Bell’s currently pending acreage.  These negotiations were not completed, given the holiday season in the final quarter, but have continued in earnest.

Current negotiations are being pursued with a great level of optimism as was previously felt by Hiko’s management in this regard.  Management feels that if an agreement is reached in the third or fourth quarter of 2007, it will allow Hiko Bell to not only continue with more comprehensive geologic studies of other acreage, but also to drill exploratory wells on its Nevada acreage.  The additional acreage under option would also be secured.  Current negotiations are seen as proceeding at an acceptable pace, considering the complexity of Hiko dealing with such a large, foreign corporation.  The relationship being developed in these discussions are seen as a major new opportunity, which would allow Hiko Bell to put wells into production in Nevada.

Hiko Bell’s management has also begun the task of concomitant planning for the test well being discussed.  Such matters as verifying the status of roads, securing water supplies, planning for transportation of oil between the location and an existing railhead, in addition to other requirements are being addressed.  This planning will continue.  After an initial test well, Hiko’s potential partner has the means to participate in Hiko’s other Nevada sites using substantial financial resources.An agreement with this company could substantially increase Hiko’s financial stability as well add to its staff by providing geologists, production supervisors, financial consultants and other experts.  While negotiations are still underway, the management of Hiko Bell is optimistic this relationship will progress and lead to a new exploration era for Hiko Bell.

In addition to negotiation for production on its new Nevada oil & gas prospects, an offer is still being negotiated for the sale of its gold mining claims along the Green River in northeastern Utah.  If this negotiation is successful, Hiko Bell could receive a substantial infusion of cash in late 2007, which would allow the company to proceed at a much faster rate with its plan to extensively explore and drill test holes on its Nevada lease.  It would also allow Hiko to secure more acreage while the cost remains relatively low.

The management of Hiko Bell has pursued a course throughout the last year of emphasizing the acquisition of new leases and endeavors that would lead to the exploration and subsequent production on these leases.  Most of the cash received from the sale of properties in 2005 has been depleted to this end, and management has no doubt that this plan was the correct course of action.  The newly established contacts, as well as relationships cultivated earlier, appear capable of yielding impressive results.  An infusion of cash to be used for exploration and drilling is of utmost importance.  To this end, the discussions currently on the table are being carefully analyzed and pursued with all due diligence.

Hiko Bell’s management has been pleased with progress made in securing its new leases, as well as the present status of ongoing talks.  Management feels significant progress has been made toward securing the ongoing health of the company and sees great potential for growth.

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

Hiko Bell's portfolio, previous to recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2006.

ITEM 3
CONTROLS AND PROCEDURES

Hiko Bell’s chief executive officer and secretary-treasurer are responsible for establishing and maintaining disclosure controls and procedures for Hiko Bell.

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our chief executive officer and secretary-treasurer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our chief executive officer and our secretary-treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and secretary-treasurer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls
During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits and Reports on Form 10-QSB, filed for the quarter ended March 31, 2007:

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

HIKO BELL MINING & OIL COMPANY

Date: August 19, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: August 19, 2007	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director