Form 10QSB
period 2007-06-30
HIKO BELL MINING & OIL CO
filed 2007-08-20
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

 (unaudited)
or
 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-4686

HIKO BELL MINING & OIL COMPANY
(Name of small business issued in its charter)

UTAH	87-0267432
_____________________	_____________________
(state of incorporation)	(IRS Employer I.D. Number)

P.O. Box 1845, 1635 E. 1500 S. Vernal, UT 84078
Phone: (435) 789-3233   Fax: (325) 789-4560

Securities registered under Section 12(g) of the exchange Act:

Common Stock $0.01 par value
(Title of class)

Over-the-Counter (Pink Sheets)
(Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.Yes  ☒    No ☐

The number of shares outstanding of the issuer's common stock, $0.01 par value, as of August 14, 2007 is 24,887,200.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☐    No ☒

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarters ending June 30, 2007 and September 30, 2006

Consolidated Balance Sheet
(unaudited)

	June 30, 2007	September 30, 2006

Current Assets
Cash	$438	$34,866
Current receivables less allowance for bad debt	$54,620	$26,955
Investments	$28,809	$28,809
Other Assets	-0-	- 0 -
Totals	$83,867	$90,630

Properties, Building & Equipment
Assigned Non-producing Leases	$169,690	$169,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$337,520	$278,730
Totals	$603,415	$545,075

TOTAL ASSETS	$687,282	$660,866

Current Liabilities
Accounts payable	- 0 -	- 0 -
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	- 0 -	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	- 0 -

Stockholder’s Equity
Common Stock, 25,000,000
Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,179,624)	$(3,087,412)

Total Liability and Stockholders Equity	$687,282	$660,866

Statement of Operations and Retained Earnings
For quarters ending June 30, 2007 and September 30, 2006
(unaudited)

	June 30, 2007	September 30, 2006
Income
Consulting Income	$1,310	$6,219
Sale of Working Interet	- 0 -	- 0 -
Capital Gains	- 0 -	- 0 -
Production Income	$192	$307
Services	- 0 -	- 0 -
Return of Bond	- 0 -	$10,600

Total	$1,502	$17,126

Expense
Operating Costs	$15,257	$42,306
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	-0 -
Lease Payments	$21,020	-0 -

Total	$36,277	$42,306

Income (loss) before taxes	$(34,775)	$(25,180)
Net Income (loss)	$(13,755)	$(25,180)
Retained Earnings (deficit)	$(3,179,624)	$(3,087,412)

Income (loss) per share	(.0005)	(.001)

Consolidated Statements of Cash Flows
(unaudited)

	June 30, 2007	September 30, 2006
Cash flows from operating activities:	$1,502	$6,526
Net cash (used in) operating activities:	$15,297	$42,306
Cash flows from investing activities:	- 0 -	$10,600
Net cash (used in) investing activities:	$21,020	- 0 -
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$(8,662)	$(25,180)

Cash at beginning of period:	$5,571	$60,047
Cash at end of period:	$438	$34,866

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

Hiko Bell’s management has previously used significant resources acquiring the leases in the eastern Great Basin of Nevada.  It undertook geologic studies of its primary prospect chosen from that acreage and has also pursued acquisition of additional acreage in Nevada.  With the negotiations begun in the third quarter of 2006 for a joint venture agreement in Nevada, and the sale of its gold claims in northeastern Utah, Hiko Bell’s management feels the company could be uniquely posed to pursue a major new exploration and production plan in Nevada.  If successful, these agreements could rapidly allow Hiko Bell to put wells into production, which should increase the value of its stock, potentially creating significantly added value for its shareholders.

In addition, Hiko Bell management has within the last two quarters, engaged in negotiations with several possible partners as well as fielding a stock-swap offer for a possible merger.  These talk were with a nationwide energy group with oil & gas operations in several states, as well as significant mineral interests.  This negotiation was very promising, but in the end, Hiko Bell management felt the offer was not equitable and should not be presented to the stockholders for a vote.  After significantly increasing its offer, this young company still failed to present what was an equitable offer worthy of Hiko’s shareholders.  There may yet be discussions with this group, should they choose to be more equitable in their offer.

As well as those negotiations, Hiko Bell’s management continues what has become a somewhat lengthy process for the sale of Hiko’s placer gold claims along the Green River in eastern Utah.  This process continues and management believes it will be successful, given time for all the particulars to be completed.  The arrangement has been struck, but the details relating to such complex contractual negotiations are, in fact, quite daunting.  Hiko Bell’s management is continuing with this sale, and is quite optimistic that proceeds from the sale will allow Hiko to continue at a much faster pace with exploration and drilling operations on its Nevada leases, as well as pursuing other projects.  Management feels the monies forthcoming from this sale will open a new era for Hiko Bell, and allow for possible additions to the board of directors, bringing much needed expertise in several areas.

Hiko Bell’s management hopes that its sale of the placer mines will give it freedom to expand in more advanced ways, leading to an increase in the value of its stock and added value to its shareholders.  In addition to other endeavors, the Nevada properties could be explored at a much faster pace, as well as by more advanced means.  In the meanwhile, management continues its pursuit of a partner for that exploration, and remains optimistic.

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

(b) Changes in Internal Controls
During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits and Reports on Form 10-QSB, filed for the quarter ended June 30, 2007:

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

HIKO BELL MINING & OIL COMPANY

Date: August 20, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 20, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: August 20, 2007	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director