Form 10QSB
period 2007-09-30
HIKO BELL MINING & OIL CO
filed 2007-11-14
CIK 47431

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes☒   No ☐

The number of shares outstanding of the issuer's common stock, $0.01 par value, as of September 30, 2007 is 24,887,200.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

PART I
ITEM 1 Financial Statements

Hiko Bell Mining & Oil Company
For quarters ending September 30, 2007 and December 31, 2006

Consolidated Balance Sheet
(unaudited)

	September 30, 2007	December 31, 2006

Current Assets
Cash	$885	$9,961
Current receivables less allowance for bad debt	$54,620	$26,955
Investments	$28,809	$28,809
Other Assets	-0-	- 0 -
Totals	$84,318	$65,725

Properties, Building & Equipment
Assigned Non-producing Leases	$169,690	$169,690
Assigned Producing Leases	$21,875	$21,875
Producing Gas & Oil Properties	- 0 -	- 0 -
Non-producing Gas & Oil Leases	$25,618	$25,618
Working Interest	$49,162	49,162
Mining Property	$337,520	$278,730
Totals	$603,865	$545,075

TOTAL ASSETS	$688,183	$610,800

Current Liabilities
Accounts payable	- 0 -	- 0 -
Property and other taxes	- 0 -	- 0 -
Royalty Payments	- 0 -	- 0 -
Notes Payable	$89,600	- 0 -
Related Parties	- 0 -	- 0 -
Totals	- 0 -	- 0 -

Stockholder’s Equity
Common Stock, 25,000,000Authorized $.01 par value	$248,872	$248,872
Capital paid in excess of par value	$3,430,469	$3,430,469

Retained Earning (deficit)	$(3,182,528)	$(3,111,687)

Total Liability and Stockholders Equity	$777,783	$610,800

Statement of Operations and Retained Earnings
For quarters ending September 30, 2007 and September 30, 2006
(unaudited)

	September 30, 2007	December 31, 2006

Income
Consulting Income	$2,530	- 0 -
Sale of Working Interest	- 0 -	- 0 -
Capital Gains	- 0 -	- 0 -
Production Income	$123	$153
Services	- 0 -	$95
Transfer Fees	$90	- 0 -

Total	$2,743	$248

Expense
Operating Costs	$5,647	$25,154
Depreciation & Depletion	- 0 -	- 0 -
Interest	- 0 -	-0 -
Lease Payments	- 0 -	-0 -
Total	$5,647	$25,154

Income (loss) before taxes	$(2,904)	$(24,906)
Net Income (loss)	$(2,904)	$(24,275)
Retained Earnings (deficit)	$(3,182,528)	$(3,111,687)

Income (loss) per share	(.0001)	(.001)

Consolidated Statements of Cash Flows
(unaudited)

	September 30, 2007	December 31, 2006

Cash flows from operating activities:	$2,743	$248
Net cash (used in) operating activities:	$5,647	$25,154
Cash flows from investing activities:	- 0 -	- 0 -
Net cash (used in) investing activities:	- 0 -	- 0 -
Cash flows from financing activities:	- 0 -	- 0 -
Net cash (used in) financing activities:	- 0 -	- 0 -

Net increase (decrease) in cash:	$447	$(24,932)

Cash at beginning of period:	$438	$34,866
Cash at end of period:	$885	$9,961

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this section about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would." Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Hiko Bell Mining and Oil Company is a Utah corporation organized in 1942 to mine tungsten for the World War II strategic metals plan on an 80-acre tract of patented land which the Company still owns, located in northwestern Box Elder County, Utah. The principal business of the registrant is exploring for, developing, and producing oil, gas, and minerals, including the acquisition of leases, farmouts, mining properties, or other valuable mineral lands. Hiko Bell's portfolio other than recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2006.

Hiko Bell’s sources of the properties are state and federal oil and gas leases and fee (patented) lands, principally in the Rocky Mountain area.

Initial development of an oil and gas or mining prospect originates within the geologic department. The feasibility of acquiring such land is checked in state land offices, county court houses, with the Bureau of Land Management and other governmental agencies. Management then works up the economic viability of the project with an Authority for Expenditure (AFE). If the economics are favorable and the acreage is available, a review is made of the cost of acquisition, of geologic and geophysical work, the cost of the drilling or exploration work, the cost of completion of “putting into production”: and the current and future market conditions. If all of these varied factors are favorable, the plan is then approached from the standpoint of funding the project.

All of the above operations are conducted by Hiko Bell and require various degrees of skill, knowledge, and experience combined with a high degree of group effort and motivation.

Hiko Bell is also staying apprised of alternatives to oil, such as those currently being developed worldwide using bio-fuels.  In the first quarter of 2006, the Company was approached by an extraction technology firm to participate in projects such as tar sands and oil shale that exist in the Uintah Basin of Eastern Utah.  It remains evident however that the most prudent corporate plan of action at present is to work for development of new oil and gas reserves, such as those held by most Geologists to be present in the Eastern Great Basin of Nevada.

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

After the geologic study of its currently held Nevada leases Hiko Bell chose, in the second quarter of 2006, a tract of approximately 16,000 acres which shows perhaps the best potential for the discovery of a major new find.   The prospect is in southeastern Nevada, in Lincoln County just west of the Utah State line.  The block lies on top of a major structural fold trending north to south and is over 16 miles in length, lying in the Hingeline-Great Basin Thrust area of the Rocky Mountain oil and gas production “Fairway”.  Included in this area are many prolific fields such as Pineview, Anschutz, Anschutz Ranch East, Ryckman Creek, Whitney Canyon, East Painter and the recently discovered Covenant oil field of Wolverine Gas and Oil Company in central Utah at Sigurd.  All of these fields contain very large volumes of gas and oil reserves and most significantly, all are analogous to the geologic structure, reservoir rocks, source beds, trap time formation and maturation of the entrapped hydrocarbons that are present in Hiko Bell’s prospect.

In addition to negotiation for exploration on its new Nevada oil & gas prospects, an offer is still being negotiated for the sale of its gold mining claims along the Green River in northeastern Utah.  If this negotiation is successful, Hiko Bell could receive a substantial infusion of cash in the fourth quarter of 2007 or early 2008, which would allow the company to proceed at a much faster rate with its plan to extensively explore and drill test holes on its Nevada leases.  It would also allow Hiko to secure more acreage while the cost remains relatively low.

The management of Hiko Bell has pursued a course throughout the previous year of emphasizing the acquisition of new leases and endeavors that would lead to the exploration and subsequent production on these leases.  Most of the cash received from the sale of properties in 2005 has been depleted to this end, and management has no doubt that this plan was the correct course of action.  The newly established contacts, as well as relationships cultivated earlier, appear capable of yielding impressive results.  An infusion of cash to be used for exploration and drilling is of utmost importance.  To this end, the discussions currently on the table are being carefully analyzed and pursued with all due diligence.

Hiko Bell’s management has previously used significant resources acquiring the leases in the eastern Great Basin of Nevada.  It undertook geologic studies of its primary prospect chosen from that acreage and has also pursued acquisition of additional acreage in Nevada.  With the negotiations begun in the third quarter of 2006 for a joint venture agreement in Nevada and the sale of its gold claims in northeastern Utah, Hiko Bell’s management feels the company could be uniquely posed to pursue a major new exploration and production plan in Nevada.  If successful, these agreements could rapidly allow Hiko Bell to put wells into production that should increase the value of its stock, potentially creating significantly added value for its shareholders.

Hiko Bell's portfolio, previous to recent acquisitions, is more fully described in “ITEM 2” in our Annual 10-K, for the period ending December 31, 2006.

Competition

Hiko Bell operates in a highly competitive industry where success is dependent upon the ability to generate excellent projects that are financially within the limits and range of the company, to move quickly and decisively, and to obtain the required financing and follow the project through from beginning to end. Management is fortunate in having a highly motivated staff with more than 100 years of combined industry experience.

Legal Issues

Mr. Roger Landress, Texas Sabal, Inc. and Mr. William Powell are currently suing Hiko Bell’s management for control of the company.  Management is vigorously defending the company against this suit, and currently is unwilling to settle under the terms offered to the date of this filing, as the plaintiffs are proffering no monies, real property or any defined plan for management of the company or maintenance of Hiko’s newly acquired leases.  Their most recent offer would also stack the board four to one with their appointees and require the three directors to relinquish 59% of their combined stock holdings.  Management disputes claims made by the plaintiffs and feels it is in the best interest of the company to continue fighting the suit while proceeding with current negotiations for settlement outside the courts.

Reporting and Control Issues

Due to the Sarbanes-Oxley Act of 2002, our reporting and internal controls have been improved.   The requirements of reporting and control changes continue to be costly and cause financial hardship for many small businesses. While requirements for small public companies remain subject to review and change and while we hope the S.E.C. will continue to rule for more flexibility in implementation, we are presently striving to be compliant and believe Hiko Bell to be in compliance at this time.

Under the final amendments adopted June 20, 2007, found at http://www.sec.gov/rules/final/2007/33-8809.pdf , Hiko Bell will be required to establish reporting and control procedures under rule 404.  These procedures may follow one of three Interpretive Guidance plans for compliance, or another plan defined by Management. Following Interpretive Guidance will ensure compliance under S.E.C. rules, but management will have to decide which plan to follow or structure its own plan for the management evaluation requirement.  The amended rules allow flexibility in implementation through the use of management’s daily interaction and other forms of ongoing monitoring to provide evidence in the evaluation process.  This will be expensive for small public companies like Hiko Bell, but management is actively seeking to define a plan for compliance under this rule and hopes to be compliant sometime in 2008.

Please also see GAO report number GAO-06-361 entitled 'Sarbanes-Oxley Act: Consideration of Key Principles Needed in Addressing Implementation for Smaller Public Companies’  (released May 8, 2006).

These documents are referenced herein only to note Hiko Bell’s desire that the S.E.C. continue using some latitude in dealing with smaller public companies.  Hiko Bell seeks to be compliant with current regulations and will continue to follow the S.E.C. lead in these matters.

Future Looking

The following discussion should be read in conjunction with our Financial Statements and Notes  included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this section about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would." Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition, Hiko Bell management has within the last three quarters, engaged in negotiations with several possible partners as well as fielding a stock-swap offer for a possible merger in the second quarter of 2007.  These talks were with a nationwide energy group with oil & gas operations in several states, as well as significant mineral interests.  This negotiation was very promising, but in the end, Hiko Bell management felt the offer was not equitable and should not be presented to the stockholders for a vote.  After significantly increasing its offer, this young company still failed to present what was an equitable offer worthy of Hiko’s shareholders.  There may yet be discussions with this group, should they choose to be more equitable in their offer.

As well as those negotiations, Hiko Bell’s management continues what has become a somewhat lengthy process for the sale of Hiko’s placer gold claims along the Green River in eastern Utah.  This process continues and management believes it will eventually be successful, given time for all the particulars to be completed. Hiko Bell’s management is continuing to pursue this sale, and is optimistic that proceeds from the sale would allow Hiko to secure its Nevada leases and proceed at a faster pace with exploration and drilling operations on those leases, as well as pursuing other projects.  Management feels the monies from a sale would open a new era for Hiko Bell and allow for possible additions to the board of directors, bringing much needed expertise in several areas.  Hiko Bell’s management hopes that a sale of the placer claims will give it freedom to expand in more advanced ways, leading to an increase in the value of its stock and added value to its shareholders.  In addition to other endeavors, the Nevada properties could be explored by more advanced means and at a faster pace.  In the meanwhile, management continues its pursuit of a partner for that exploration, and remains optimistic.

During the previous two quarters, Hiko management has also had discussions with a group from the west coast for the exploration of its Diamond Flats property.  The group was to fund 2-D or 3-D mapping on that property, and fund the first exploratory well.  Negotiations are currently at a standstill, but could resume at any time.  Management remains optimistic if an equitable agreement can be reached with the group.

All of these discussions and tentative agreements are being pursued simultaneously by Hiko Bell management, and management remains hopeful that one or more will be successfully completed.  This would allow Hiko to secure its Nevada leases and continue its exploration program. Hiko Bell’s management hopes that sale of its placer claims or the drilling of a test well in Nevada will allow the company to operate more aggressively and improve its overall stability and cash flow, leading to an increase in the value of its stock and added value to its shareholders.

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

(b) Changes in Internal Controls
During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Hiko Bell’s management, including the chief executive officer and secretary-treasurer, do not expect that its disclosure controls or internal controls will prevent all error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART II

ITEM 1. LEGAL PROCEEDINGS

On August 31, 2006 Roger Landress, Texas Sabal, Inc., a Nevada Corporation, and William Powell filed a complaint against Hiko Bell and Craig Caldwell, Robert E. Covington and James C. Caldwell in The District Court of Utah asserting claims of improper S.E.C. disclosures and other improprieties on the part of members of the board of directors.  The complaint alleges that the sale of properties was not properly disclosed, as well as various technical violations of other reporting procedures. Factual discovery is currently underway and Hiko management denies any wrongdoing and is vigorously contesting the claims.  See “Legal Issues” above for more information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits and Reports on Form 10-QSB, filed for the quarter ended September 30, 2007:

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

HIKO BELL MINING & OIL COMPANY

Date: November 14, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2007	/s/ Craig Caldwell
Craig Caldwell, Chief Executive Officer
President and Director

Date: November 14, 2007	/s/ Robert E. Covington
Robert E. Covington,
Secretary-Treasurer and Director